Form 10QSB
period 2007-03-31
Vista Dorada Corp.
filed 2007-05-14
CIK 1380528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2007

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number

 VISTA DORADO CORP.
                         (Exact name of small business issuer as specified in its charter)

Nevada	“Applied for”
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

36 Encology Executive Townhomes, 1776 V. Cruz, Makita City, Manila, Philippines
(Address of principal executive offices)

1-632-812-8861
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

April 30, 2007:  3,299,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Vista Dorada Corp. (a pre-exploration stage company) at March 31, 2007 (with comparative figures as at December 31, 2006) and the statement of operations for the three months ended March 31, 2007 and for the period from August 25, 2006 (date of incorporation) to March 31, 2007 and the statement of changes in stockholders’ equity from August 31, 2006 (date of incorporation) to March 31, 2007 and the statement of cash flows for the three months ended March 31, 2007 and for the period from August 25, 2006 (date of incorporation) to March 31, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
BALANCE SHEETS
March 31, 2007

	March 31, 2007	December 31, 2006
Assets

Cash	$ 1,918	$ 17,959
Prepaid expenses	2,500	-

Total assets	$ 4,418	$ 17,959

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable and accrued liabilities	$ 1,575	$ 6,014
Indebtedness to related parties (Note 4)	7,575	5,000
Total liabilities	9,150	11,014

Shareholders’ deficit (Note 2 and 5)
Common stock, $.001 par value. Authorized 200,000,000 shares and 3,299,000 issued and outstanding shares	3,299	3,299
Capital in excess of par value	24,276	20,151
Accumulative deficit	(32,307)	(16,505)

Total shareholders’ deficit	(4,732)	6,945

Total liabilities and shareholders’ deficit	$ 4,418	$ 17,959

The accompanying notes are an integral part of these unaudited financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended March 31, 2007 and for the period from August 25, 2006 (date of inception) to March 31, 2007

	Three months Ended March 31, 2007	August 25, 2006 (date of inception) through March 31, 2007
Expenses:
Accounting and audit	$ 1,500	$ 6,000
Bank charges	26	17
Consulting fees	7,500	7,500
Exploration costs	-	5,000
Incorporation costs	-	670
Legal fees	2,500	2,500
Management fees	3,000	7,000
Office	76	920
Rent	675	1,575
Telephone	450	1,050
Transfer agent fees	75	75

Total expenses	(15,802)	(32,307)

Loss before income taxes	(15,802)	(32,307)

Income tax provision (Note 2)	-	-

Net loss and deficit at end of period	$ (15,802)	$ (32,307)

Basic and diluted loss per share	$0.00

Weighted average common shares outstanding	3,299,000

The accompanying notes are an integral part of these unaudited financial statements

VISTA DORADA CORP.
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period  August 25, 2006 (date of inception) to March 31, 2007

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance August 25, 2006	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - October 31, 2006	3,000,000	3,000	-	-

Issuance of common shares for cash at $0.05 - December 20, 2006	299,000	299	14,651	-

Contribution to capital - expenses	-	-	5,500	-

Net operating loss for the four months ended December 31, 2006	-	-	-	(16,505)

Balance as at December 31, 2006	3,299,000	$ 3,299	$ 20,151	$ (16,505)

Contribution to capital - expenses	-	-	4,125	-

Net operating loss for the three months ended March 31, 2007	-	-	-	(15,802)

Balance as at March 31, 2007	3,299,000	$ 3,299	$ 24,276	$ (32,307)

The accompanying notes are an integral part of these unaudited financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
        STATEMENT OF CASH FLOWS
For the period from August 25, 2006 (date of inception) to March 31, 2007

	Three Months Ended March 31, 2007	August 31, 2006 (Inception) Through March 31, 2007

Cash flows from operating activities:
Net loss	$ (15,802)	$ (32,307)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution to capital - expenses (Note 5)	4,125	9,625
Changes in operating assets and liabilities,
Prepaid expenses	(2,500)	(2,500)
Accounts payable	(4,439)	1,575
Net cash used in operating activities	(18,616)	(23,607)

Cash flows from financing activities
Proceeds from related party debt (Note 4)	2,575	7,575
Proceeds from issuance of common stock, net of offering costs (Note 5)	-	17,950
Net cash provided by financing activities	2,575	25,525

Net change in cash	(16,041)	1,918

Cash:
Beginning of period	17,959	-
End of period	1,918	$ 1,918

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -
Interest	$ -

The accompanying notes are an integral part of these unaudited financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
1. ORGANIZATION

Visa Dorada Corp. was incorporated under the laws of the State of Nevada on August 25, 2006 and on August 31, 2006 changed its name to Vista Dorada Corp. (the “Company”). The Company’s authorized capital stock is 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

The Company has elected December 31 as its fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On March 31, 2007, the Company had a net operating loss carry forward of $32,307 for income tax purposes. The tax benefit of approximately $9,700 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses expire in 2027.

                        VISTA DORADA CORP.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Financial Instruments

The carrying value of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair value.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007

3.	UNPROVEN MINERAL CLAIM

On March 4, 2007, the Company entered into a Deed Agreement with EGM Resources Inc, a private limited liability company registered in Suva in the Republic of Fiji Island wherein the Company was assigned the rights to Mocambo Gold Claim under Tenement 1283. Under the Deed Agreement the Company acquired a 100% interest in the Mocambo Gold Claim for the consideration of $5,000. The Company will undertake an exploration during the next year in the amount of $35,000.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 91% of the common stock issued and have made no interest, demand loans to the Company of $7,575.

5. CAPITAL STOCK

During October 2006, the Company completed a private placement of 3,000,000 common shares for $3,000 to its directors and a private placement of 299,000 common shares for $14,950.

6. GOING CONCERN

The Company intends to seek business opportunities that will provide a profit. However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Vista Dorada Corp. (“Vista Dorada” or “the Company”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our mineral property is located in the Republic of Fiji and costs expressed in the geological report on the claims are expressed in Fijian Dollars. For purposes of consistency and to express United States Dollars throughout this Form 10Q-SB, Fijian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to FJD $1.68 or FJD $1.00 being approximately equal US $0.60 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

Vista Dorada presently has minimal day-to-day operations; mainly comprising the maintaining of the Mocambo claims in good standing on an annual basis and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

Our Form 10Q-SB includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10Q-SB. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

RISK FACTORS

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. You should consider many important factors in determining whether to purchase the shares in our Company. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in our Company.

Risks Associated with our Company:

1.
Because our auditors have issued a going concern opinion and because our officers and directors may not continue to loan money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our 2006 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Although our President has agreed to loan or advance up to $35,000 to us to finance our expected expenses over the next 12 months, nevertheless if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity, beyond our initial work program, and may have to cease operations and go out of business.

2. Our liquidity, and thus our ability to continue to operate depend upon the continuing willingness of our President, who is also our controlling stockholder, to finance the Company’s operations.

We are currently financing our continuing operations with cash loaned to us by our President. To date our President has loaned us $7,500. He has agreed to advance up to $35,000 on an ‘as needed’ basis over the next twelve months. Without these loan advances, and absent our ability to raise capital otherwise, we would be forced to go out of business. Furthermore, if our President were to demand repayment of his loan advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

3. Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having ore reserves is extremely remote, in all probability our sole property, the Mocambo Gold Claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely.

4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated in 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to March 31, 2007, the date of our audited financial statements attached hereto, is $32,307. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to locate an economic ore reserve
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

5. Because our officers and directors do not have technical training or experience in starting, and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of your investment.

Because our officers and directors are inexperienced with exploring for minerals and starting, and operating a mineral exploration company, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property. Our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like ours. Unless our two part time officers are willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for the Company and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether.

6. We have no known ore reserves. Without ore reserves we cannot generate income and if we cannot generate income we will have to cease exploration activity which will result in the loss your investment.

We have no known ore reserves. Even if we find gold mineralization we cannot guarantee that any gold mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will mean we cannot generate income. If we cannot generate income we will have to cease exploration activity.

7. If we don't raise enough money for exploration, we will have to delay exploration or go out of business.

We estimate that between our cash on hand and the $35,000 in additional cash agreed to be advanced by our President we will have sufficient capital to continue operations for twelve months, including carrying out exploration work recommended by our geologist at an estimated cost of $ 21,500 ($35,600 FGD). However, we are in the very early pre-exploration stage and we will be unable to conduct further exploration unless we raise additional capital. You may be investing in a company that will not have the funds necessary to conduct any exploration activity, beyond the initial program recommended by our geologist, due to our inability to raise additional capital. If that occurs we will have to delay such further exploration or cease our exploration activity and go out of business.

8. Because we are small and do not have much capital, we must delay conduct of any exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues.

Any potential development of and production from the Mocambo Gold Claim depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and do not have much capital, we must limit our exploration activity unless and until we raise additional capital. Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing the property into production including exploration preparation of production feasibility studies, and construction of production facilities;
●	Availability and cost of financing;
●	Ongoing costs of production;
●	Market prices for the minerals to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulations and controls.

Such programs will require very substantial additional funds. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues.

9.	We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we are able to raise the requisite capital. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

10.
Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our planned exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President and CEO, will be devoting only approximately 10 hours per month, to our operations and business. Our CFO and Secretary Treasurer will be devoting approximately 5 hours per month to our operations. As a consequence our business may suffer. For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our planned exploration activity, such exploration activity may be sporadic or may be periodically interrupted or suspended. Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

11. Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Mocambo Claim, our sole property, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labour disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in rugged terrain, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Mocambo Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the Mocambo Claim is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

12. No matter how much money is spent on the Mocambo Claim, the risk is that we might never identify a commercially viable ore reserve.

No matter how much money may be spent over the years on the Mocambo Claim, we might never be able to find a commercially viable ore reserve. Over the coming years, we could spend a great deal of money on the Mocambo Claim without finding anything of value. There is a high probability the Mocambo Claim does not contain any reserves so any funds spent on exploration will probably be lost.

13. Even with positive results during exploration, the Mocambo Claim might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on the Mocambo Claim is in excess of the selling price of such minerals, we would not be able to develop the Mocambo Claim. Accordingly even if ore reserves were found on the Mocambo Claim, without sufficient tonnage of adequate grade we would still not be able to economically extract the minerals from the Mocambo Claim in which case we would have to abandon the Mocambo Claim and seek another mineral property to develop, or cease operations altogether.

14. Because we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and you may lose your investment.

We have no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon us using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place a mineral deposit into production.

15. Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system and do not have a market maker which results in no market for our shares. Therefore, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately. If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares. It is our intention to apply for a quotation on the OTCBB whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the NASD personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports; being at a minimum Forms 10K-SB and 10Q-SB filed with the SEC or other regulatory authorities.

Presently, we estimate the time it will take us to become quoted on the OTCBB will be approximately twelve to eighteen weeks. However, we cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB. If this is the case, there will be no liquidity for the shares of our shareholders.

16.	Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, if our shares are traded on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

17. We anticipate the need to sell additional treasury share in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

18. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

LIQUIDITY AND CAPITAL RESOURCES

Vista Dorada has had no revenue since inception and its accumulated deficit is $32,307. To date, the growth of Vista Dorada has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to maintain the Mocambo Claim in good standing with the Government of Fiji and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $13,375 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,450), work undertaken by the independent accountant ($4,000), Edgar fees ($1,150), geological fees for maintaining the Mocambo in good standing ($1,200), office and miscellaneous ($1,000), payments to the transfer agent for annual fees and issuance of shares ($1,000) and payment to third party creditors in the amount of $1,575. At present, we do not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from our director. Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

Our Mineral Property

On March 4, 2007 we acquired the Mocambo Gold Claim, situated on the island of Nadi, Fiji. We acquired the VDC Claim, by an agreement with an unrelated third party vendor, EGM Resources Inc. of Suva, Fiji, for the sum of $5,000.

Prior to acquiring the Mocambo Claim we engaged Jayesh Singh, geologist to conduct a review and analysis of the Mocambo Claim and the previous exploration work undertaken on the property and to recommend a mineral exploration program for the Mocambo Claim. Mr. Singh’s report, summarized below, recommends a phased exploration program for the Mocambo Claim.

VDC is the registered and beneficial owner of a 100% interest in the Mocambo Claim, located in Nadi , Fiji. The Mocambo Claim is an unpatented mineral claim and was assigned to the Company by EGM Resources Inc. on March 4, 2007 and the assignment was filed and registered with the Mineral Resources Department of the Ministry of Energy and Natural Resources of the government of the Republic of Fiji.

There are no known environmental concerns or parks designated for any area covered by the claim.

Location and Access

The Mocambo Claim is located approximately 60 kilometers (37 miles) north east of the town of Nadi, Fiji. Access to our claim is via paved highway and thereafter by good gravel road to the claim. Nadi has an experienced work force and can supply all the necessary services needed for an exploration and development operation including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are available in Nadi. The Mocambo Claim lies at an elevation of 1,800 feet near the northeast end of the Nakasvudra Mountain Range. The main mountain ridge has a maximum peak of 4,800 feet with steep east facing slopes. The topography and relief of the Mocambo Claim is fairly rugged. The climate is mild year round with the rainy season in May to October. Tropical mountain forest grows at the lower elevations in the northeast corner of the claim and good rock exposure is found along the peaks and ridges in the western portion of the claim.

Property Geology

To the east of the Mocambo Claim are intrusives consisting of such rocks as tonalite, monzonite and gabbro while the claim itself is underlain by the Ba Volcanic Group sediments and volcanic. The property lies on the Fiji Fracture Zone. The intrusives also socnsiste of grandorioite towards the western most point of the claim.

The Ba Volcanic Group consists of inerlayerd chert, argillite and massive andesitic to basaltic volcanics. The volcanics are hornfelsed, commonly contain minor pyrite, pyrrhotite. Mineralization has been reported on the Mocambo Claim and structures and the shear zones affiliated with mineralization on adjacent properties pass through the claim.

Previous Exploration

While past work on the Mocambo Claim has indicated the presence of sulphide mineralization containing gold and silver values, records indicate that no detailed exploration has been completed on the property.

Proposed Exploration Work - Plan of Operation

Mr. Jayesh Singh, geologist authored the "Summary of Exploration on the Mocambo Property, Nadi”, Fiji dated March 1, 2007 (the “Singh Report”), in which he recommended a phased exploration program to properly evaluate the potential of the Mocambo Claim. We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Mocambo Claim, in the manner recommended in the Singh Report, to determine the potential for discovering commercially exploitable deposits of gold and silver.

We do not have any ores or reserves whatsoever at this time on the Mocambo Claim.

Mr. Singh is a registered geologist in good standing in the Geological Society of Fiji. He is a graduate of the University of Sydney, Australia with a Bachelor of Science (Hons.) in 1973 and a Masters of Science in 1982. Mr. Singh has practiced his profession as a geologist for over 32 years.

The Singh Report recommends a phased exploration program to properly evaluate the potential of the Mocambo Claim. We anticipate, based on the Singh Report, that the initial phase of the recommended geological exploration program will cost approximately $21,500 ($36,600 FJD). The cost estimates for this work program are based on Mr. Singh’s recommendations and reflect local costs for this type of work.

We intend to undertake this work at some point during the fall of 2007. Precise timing of the work will depend upon weather conditions in the vicinity of the Mocambo Claim. The objective is to avoid carrying out work during the May to October rainy season.

Our planned work will include detailed geological mapping, the creation of maps showing the location of all roads within and near the perimeter of the Mocambo Claim; silt sampling of every drainage or draw, including soil sampling if necessary and prospecting. When we map, we essentially generate a drawing of the physical features of the land we are interested in as well as a depiction of what may have been found in relation to the boundaries of the property. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not. In the process we also conduct geochemical surveying and sampling. This will include identifying any showings which warrant sampling by assay, i.e. any rock formations that warrant our taking soil and rock samples from the Mocambo Claim will be taken to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold, copper and other indicator minerals can be made.

Based on the Singh Report we expect the costs of this and related work to total approximately $21,500 ($36,600FJD).

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds to conduct Phase II work might be limited. If we are unable to raise the necessary funds, we would be required to suspend the Company's operations and liquidate our company. See, particularly, ‘Risk Factors’ 2, 3, and 7

Competitive Factors

The gold mining industry is highly fragmented. We are competing with many other exploration companies looking for gold. We are among the smallest exploration companies in existence and are an infinitely small participant in the gold exploration and mining business which is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our Claim. Readily available gold markets exist around the world for the sale of gold. Therefore, we will likely be able to sell any gold that we are able to recover, in the event commercial quantities are discovered on the Mocambo Claim. There is no ore body on the Mocambo Claim.

Government Regulation

Exploration activities are subject to various national, state, foreign and local laws and regulations in Fiji, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Fiji.

Environmental Regulation

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Competition

We compete with other exploration companies searching for gold and other precious metals properties. There is competition for the limited number of gold acquisition opportunities, some of which is with other companies having substantially greater financial resources than we do. As a result, we may have difficulty acquiring attractive exploration properties.

We believe no single company has sufficient market power to affect the price or supply of gold in the world market.

 Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our Claim and an engineer or geologist to manage the exploration program. At present, we have no employees as such although each of our officers and directors works for the Company on a part time basis. None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

We intend to hire geologists, engineers and other subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Singh as senior geological consultant. We do not intend to initiate negotiations or hire anyone unless and until we have the funds necessary to commence exploration activities.
.
ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Vista Dorada’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Vista Dorada’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls

There were no material changes in Vista Dorada’s internal controls or in other factors that could materially affect Vista Dorada’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Vista Dorada is a party or to which the Mocambo Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities during the quarter ended March 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641).

3.2	Certificate of Correction (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641).

3.3	Articles of Incorporation (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641).

3.4	Bylaws (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA DORADA CORP.
(Registrant)

Date: May 11, 2007	JIMMY SOO
Chief Executive Officer, President and Director

Date: May 11, 2007	DONN P. T. LEE
Chief Financial Officer, Chief Accounting Officer, Secretary and Director