Form 10QSB
period 2007-09-30
Vista Dorada Corp.
filed 2007-10-25
CIK 1380528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2007

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number: 333-141641

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

October 15, 2007:  3,299,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2007 and December 31, 2006	4

	Statement of Operations For the three and nine months ended September 30, 2007 and for the period August 25, 2006 (Date of Inception) to September 30, 2006 for the period August 25, 2006 (Date of Inception) to September 30, 2007	5

	Statement of Changes in Stockholders’ Equity For the period August 25, 2006 (Date of Inception) to September 30, 2007	6

	Statement of Cash Flows For the three and nine months ended September 30, 2007 and for the period August 25, 2007 (date of inception) to September 30, 2006 and for the period August 25, 2006 (Date of Inception) to September 30, 2007	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURES.	21

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Vista Dorada Corp. (a pre-exploration stage company) at September 30, 2007 (with comparative figures as at December 31, 2006) and the statement of operations for the three and nine months ended September 30, 2007 and for the period from August 25, 2006 (date of inception) to September 30, 2006 and for the period from August 25, 2006 (date of incorporation) to September 30, 2007 and the statement of changes in stockholders’ equity from August 25, 2006 (date of inception) to September 30, 2007 and the statement of cash flows for the three and nine months ended June 30, 2007 and for the period from August 25, 2006 (date of inception) to September 30, 2006 and for the period from August 25, 2006 (date of incorporation) to September 30, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited - Prepared by Management)

	September 30, 2007	December 31, 2006
Assets

Cash	$ 1,918	$ 17,959

Total assets	$ 1,918	$ 17,959

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable and accrued liabilities	$ 4,777	$ 6,014
Indebtedness to related parties (Note 4)	15,725	5,000
Total liabilities	20,502	11,014

Shareholders’ deficit (Note 2 and 5)
Common stock, $.001 par value. Authorized 200,000,000 shares and 3,299,000 issued and outstanding shares	3,299	3,299
Capital in excess of par value	32,526	20,151
Accumulative deficit	(54,409)	(16,505)

Total shareholders’ deficit	(18,584)	6,945

Total liabilities and shareholders’ deficit	$ 1,918	$ 17,959

The accompanying notes are an integral part of these unaudited financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months and nine months ended September 30, 2007 and for the period from August 25, 2006 (date of inception) to September 30, 2006 and for the period from August 25, 2006 (date of inception) to September 30, 2007

(Unaudited - Prepared by Management)

	Three months ended Sept. 30, 2007	Nine months ended Sept. 30, 2007	August 25, 2006 (date of inception) through Sept. 30, 2006	August 25, 2006 (date of inception) through Sept. 30, 2007
Expenses:
Accounting and audit	$ 1,500	$ 4,500	$ -	$ 9,000
Bank charges	-	26	-	26
Consulting fees	-	15,000	-	15,000
Edgarizing	500	975	-	975
Exploration costs	-	-	-	5,000
Incorporation costs	-	-	670	670
Legal fees	-	2,500	-	2,500
Management fees	3,000	9,000	-	13,000
Office	257	1,225	-	2,060
Rent	675	2,025	-	2,925
Telephone	450	1,350	-	1,950
Transfer agent fees	-	1,303	-	1,303

Total expenses	(6,382)	(37,904)	(670)	(54,409)

Loss before income taxes	(6,382)	(37,904)		(54,409)
			(670)
Income tax provision (Note 2)	-	-	-	-

Net loss and deficit at end of period	$ (6,382)	$(37,904)	$ (670)	$ (54,409)

Basic and diluted loss per share	$(0.00)	$(0.01)	$ (0.00)

Weighted average common shares outstanding	3,299,000	3,299,000	3,000,000

The accompanying notes are an integral part of these unaudited financial statements

VISTA DORADA CORP.
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period August 25, 2006 (date of inception) to September 30, 2007

(Unaudited - Prepared by Management)

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance August 25, 2006	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - October 31, 2006	3,000,000	3,000	-	-

Issuance of common shares for cash at $0.05 - December 20, 2006	299,000	299	14,651	-

Contribution to capital - expenses	-	-	5,500	-

Net operating loss for the four months ended December 31, 2006	-	-	-	(16,505)

Balance as at December 31, 2006	3,299,000	$ 3,299	$ 20,151	$ (16,505)

Contribution to capital - expenses	-	-	12,375	-

Net operating loss for the nine months ended September 30, 2007	-	-	-	(37,904)

Balance as at September 30, 2007	3,299,000	$ 3,299	$ 32,526	$ (54,409)

The accompanying notes are an integral part of these unaudited financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
        STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2007 and for the period from August 25, 2006 (date of inception) to September 30, 2006 and for the period from August 25, 2006 (date of inception) to September 30, 2007

(Unaudited - Prepared by Management)

	Nine Months Ended Sept. 30, 2007	August 25, 2006 (inception) through Sept. 30, 2006	August 25, 2006 (inception) through Sept. 30, 2007

Cash flows from operating activities:
Net loss	$ (37,904)	$ (670)	$ (54,409)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution to capital - expenses (Note 5)	12,375	-	17,875
Changes in operating assets and liabilities,
Accounts payable	(1,237)	670	4,777
Net cash used in operating activities	(26,766)	-	(31,757)

Cash flows from financing activities
Proceeds from related party debt (Note 4)	10,725	-	15,725
Proceeds from issuance of common stock, net of offering costs (Note 5)	-	-	17,950
Net cash provided by financing activities	10,725	-	33,675

Net change in cash	(16,041)	-	1,918

Cash:
Beginning of period	17,959	-	-
End of period	$ 1,918	$ -	$ 1,918

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -		$ -
Interest	$ -		$ -

The accompanying notes are an integral part of these unaudited financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited - Prepared by Management)
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

On September 30, 2007, the Company had a net operating loss carry forward of $54,409 for income tax purposes. The tax benefit of approximately $16,300 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses expire in 2028.

                            VISTA DORADA CORP.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited - Prepared by Management)

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
September 30, 2007
(Unaudited - Prepared by Management)

3.	UNPROVEN MINERAL CLAIM

On March 4, 2007, the Company entered into a Deed Agreement with EGM Resources Inc, a private limited liability company registered in Suva in the Republic of Fiji Island wherein the Company was assigned the rights to Mocambo Gold Claim under Tenement 1283. Under the Deed Agreement the Company acquired a 100% interest in the Mocambo Gold Claim for the consideration of $5,000. The Company will undertake an exploration during the next year in the amount of $35,000. Costs of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 91% of the common stock issued and have made no interest, demand loans to the Company of $15,725.

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

We are currently financing our continuing operations with cash loaned to us by our President. To date our President has loaned us $15,725. He has agreed to advance up to $35,000 on an ‘as needed’ basis over the next twelve months. Without these loan advances, and absent our ability to raise capital otherwise, we would be forced to go out of business. Furthermore, if our President were to demand repayment of his loan advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

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

We were incorporated in 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to September 30, 2007, the date of our audited financial statements attached hereto, is $54,409. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

16. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

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

LIQUIDITY AND CAPITAL RESOURCES

Vista Dorada has had no revenue since inception and its accumulated deficit is $54,409. To date, the growth of Vista Dorada has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to maintain the Mocambo Claim in good standing with the Government of Fiji and meet our filing requirements. Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $13,177 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,900), work undertaken by the independent accountant ($4,000), Edgar fees ($1,300), geological fees for maintaining the Mocambo in good standing ($1,200), office and miscellaneous ($500), payments to the transfer agent for annual fees and issuance of shares ($500) and payment to third party creditors in the amount of $4,777. At present, we do not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from our director. Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

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

There has been no change in our securities during the quarter ended September, 2007.

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

VISTA DORADA CORP.
(Registrant)

Date: October 24, 2007	JIMMY SOO
Chief Executive Officer, President and Director

Date: October 24, 2007	DONN P. T. LEE
Chief Financial Officer, Chief Accounting Officer, Secretary and Director