Form 10KSB
period 2007-12-31
Vista Dorada Corp.
filed 2008-02-08
CIK 1380528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the year ended December 31, 2007

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-141641

 VISTA DORADA CORP.
                         (Exact name of small business issuer as specified in its charter)

Nevada	98-0536305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

36 Encology Executive Townhomes, 1776 V. Cruz, Makita City, Manila, Philippines
(Address of principal executive offices)

1-632-812-8861
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Issuer’s telephone number 1-632-812-8861

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	NASD

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Vista Dorada Corp. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Vista Dorada Corp. knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year: $ -0-

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of Exchange Act).  Yes [X] No [ ]

State the aggregate market value of the voting stock held by nonaffiliates of Vista Dorada Corp. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at December 31, 2007, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of December 31, 2007, Vista Dorada Corp. has 3,299,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS
PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Vista Dorada Corp. (the “Company”) was incorporated under the laws of the State of Nevada on August 25, 2006 under the name of Visa Dorada Corp. On August 31, 2006 the Company changed its name to Vista Dorada Corp. Our fiscal year end is December 31. Our executive offices are located at 36 Encology Executive Townhomes, 1776 V. Cruz, Makita City, Manila, Philippines. Our telephone number is (632) 812-8861 and our fax number is (632) 817-9671. The Company does not have any subsidiaries, affiliated companies or joint venture partners.

We are the registered and beneficial owner of a 100% interest in the Mocambo Gold Claim (hereinafter referred to as the “VDC Claim”) situated in the Republic of Fiji. VDC acquired the VDC Claim for the sum of $5,000 from EGM Resources Inc., an unrelated third party vendor, by an agreement dated March 4, 2007. We are a start-up mineral exploration company in the pre-exploration stage and have not generated any operating revenues since inception.

We own no other mineral property and are not engaged in the exploration of any other mineral properties. There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the VDC Claim or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.

To date, we have not conducted any exploration work on the VDC Claim. We will attempt to raise additional capital to enable us to conduct exploration work and otherwise fund the ongoing expenses of operating the Company.

We raised $3,000 in initial seed capital on October 31, 2006 and commenced our search for a mineral property that held the potential to contain gold mineralization.

On December 20, 2006 we closed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 299,000 common shares were sold at the price of $0.05 per share to raise $14,950.

We have no fulltime employees and management of the Company, all or who reside in Republic of the Philippines, devotes a very small percentage of their time to the affairs of the Company. While none of our officers and directors is a director or officer of any other company involved in the mining industry there can be no assurance such involvement will not occur in the future. Such involvement could create a conflict of interest.

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report dated February 5, 2008 attached to the financial statements dated December 31, 2007. We have cash of $1,918 as at December 31, 2007 and have liabilities of $24,487 of which $16,260 is owed to our directors. Since our inception we have incurred accumulated losses of $62,519. We anticipate minimum operating expenses for the next twelve months of $39,202. It is extremely unlikely we will earn any revenue for a minimum of 5 years. We do not have any employees either full or part time.

The Company has 3,299,000 shares outstanding.

The Company is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-KSB and Form 10-QSB.

The shareholders may read and copy any material filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which the Company has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov. The Company has no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Cautionary Statement Regarding Forward-Looking Statements

Some discussions in this Form 10K-SB may contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this prospectus. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" below that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section beginning on page 14 and as well as those discussed elsewhere in this Form 10-KSB.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Foreign Currency and Exchange Rates

Our mineral property is located in the Republic of Fiji and costs expressed in the geological report on the claims are expressed in Fijian Dollars. For purposes of consistency and to express United States Dollars throughout this registration statement, Fijian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to FJD $1.68 or FJD $1.00 being approximately equal US $0.60 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

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

Our auditors' report on our 2007 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Although our President has agreed to loan or advance up to $35,000 to us to finance our expected expenses over the next 12 months, nevertheless, if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity, beyond our initial work program, and may have to cease operations and go out of business.

2. Our liquidity, and thus our ability to continue to operate depend upon the continuing willingness of our President, who is also our controlling stockholder, to finance the Company’s operations.

We are currently financing our continuing operations with cash loaned to us by our President. To date our President has loaned us $16,519. He has agreed to advance up to a further $19,000 on an ‘as needed’ basis over the next twelve months. Without these loan advances, and absent our ability to raise capital otherwise, we would be forced to go out of business. Furthermore, if our President were to demand repayment of his loan advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

3. Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having ore reserves is extremely remote, in all probability our sole property, the VDC Claim, do not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated in 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to December 31, 2007, the date of our audited financial statements, is $62,519. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Because our officers and directors are inexperienced with exploring for minerals and starting, and operating a mineral exploration company, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property. Our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like VDC. Unless our two part time officers are willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for VDC and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of your investment.

6. We have no known ore reserves. Without ore reserves we cannot generate income and if we cannot generate income we will have to cease exploration activity which will result in the loss your investment.

We have no known ore reserves. Even if we find gold mineralization we cannot guarantee that any gold mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will mean we cannot generate income. If we cannot generate income we will have to cease exploration activity, which will result in the loss of your investment.

7. If we don't raise enough money for exploration, we will have to delay exploration or go out of business, which will result in the loss of your investment.

We estimate that between our cash on hand and the $19,000 in additional cash agreed to be advanced by our President we will not have sufficient capital to continue operations for twelve months, including carrying out exploration work recommended by our geologist at an estimated cost of $ 21,500 ($35,600 FGD). However, we are in the very early pre-exploration stage and we will be unable to conduct further exploration unless we raise additional capital. In the future we may not have the funds necessary to conduct any exploration activity, beyond the initial program recommended by our geologist, due to our inability to raise additional capital. If that occurs we will have to delay such further exploration or cease our exploration activity and go out of business which will result in the loss of our shareholders’ investment.

8. Because we are small and do not have much capital, we must delay conduct of any exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

Any potential development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and do not have much capital, we must limit our exploration activity unless and until we raise additional capital. Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors including, but not limited to:

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

Such programs will require very substantial additional funds. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and our shareholders might loss their entire investment in our Company.

5.	We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

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

6.
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

Risks Associated with the Purchase of our Shares:

10. Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the VDC Claim, our sole property, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in rugged terrain, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the VDC Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the VDC Claim is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

11. No matter how much money is spent on the VDC Claim, the risk is that we might never identify a commercially viable ore reserve.

No matter how much money may be spent over the years on the VDC Claim, we might never be able to find a commercially viable ore reserve. Over the coming years, we could spend a great deal of money on the VDC Claim without finding anything of value. There is a high probability the VDC Claim does not contain any reserves so any funds spent on exploration will probably be lost.

12. Even with positive results during exploration, the VDC Claim might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on the VDC Claim is in excess of the selling price of such minerals, we would not be able to develop the VDC Claim. Accordingly even if ore reserves were found on the VDC Claim, without sufficient tonnage of adequate grade we would still not be able to economically extract the minerals from the VDC Claim in which case we would have to abandon the VDC Claim and seek another mineral property to develop, or cease operations altogether.

13. Because we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and you may lose your investment.

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

14. We anticipate the need to sell additional treasury share in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

15. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

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

ITEM 2. DESCRIPTION OF PROPERTY

We intend to undertake exploration work on the VDC Claim, located in Nadi, Fiji.

We are presently in the pre-exploration stage and there is no assurance that mineralized material with any commercial value exits on our property.

We do not have any ore body and have not generated any revenues from our operations.

Our sole mineral property is:

VDC Claim

VDC is the registered and beneficial owner of a 100% interest in the VDC Claim, located in Nadi, Fiji. The VDC Claim is an unpatented mineral claim and was assigned to VDC by EGM Resources Inc. on March 4, 2007 and the assignment was filed and registered with the Mineral Resources Department of the Ministry of Energy and Natural Resources of the government of the Republic of Fiji.

There are no known environmental concerns or parks designated for any area covered by the claim.

Location and Access

The VDC Claim is located approximately 60 kilometers (37 miles) north east of the town of Nadi, Fiji. Access to our claim is via paved highway and thereafter by good gravel road to the claim. Nadi has an experienced work force and can supply all the necessary services needed for an exploration and development operation including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are available in Nadi. The VDC Claim lies at an elevation of 1,800 feet near the northeast end of the Nakasvudra Mountain Range. The main mountain ridge has a maximum peak of 4,800 feet with steep east facing slopes. The topography and relief of the VDC Claim is fairly rugged. The climate is mild year round with the rainy season in May to October. Tropical mountain forest grows at the lower elevations in the northeast corner of the claim and good rock exposure is found along the peaks and ridges in the western portion of the claim.

Property Geology

To the east of the VDC Claim are intrusives consisting of such rocks as tonalite, monzonite and gabbro while the claim itself is underlain by the Ba Volcanic Group sediments and volcanic. The property lies on the Fiji Fracture Zone. The intrusives also socnsiste of grandorioite towards the western most point of the claim.

The Ba Volcanic Group consists of inerlayerd chert, argillite and massive andesitic to basaltic volcanics. The volcanics are hornfelsed, commonly contain minor pyrite, pyrrhotite. Mineralization has been reported on the VDC Claim and structures and the shear zones affiliated with mineralization on adjacent properties pass through the claim.

Previous Exploration

While past work on the VDC Claim has indicated the presence of sulphide mineralization containing gold and silver values, records indicate that no detailed exploration has been completed on the property.

Proposed Exploration Work - Plan of Operation

Mr. Jayesh Singh, geologist authored the "Summary of Exploration on the Mocambo Property, Nadi”, Fiji dated March 1, 2007 (the “Singh Report”), in which he recommended a phased exploration program to properly evaluate the potential of the VDC Claim. We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the VDC Claim, in the manner recommended in the Singh Report, to determine the potential for discovering commercially exploitable deposits of gold and silver.

We do not have any ores or reserves whatsoever at this time on the VDC Claim.

Mr. Singh is a registered geologist in good standing in the Geological Society of Fiji. He is a graduate of the University of Sydney, Australia with a Bachelor of Science (Hons.) in 1973 and a Masters of Science in 1982. Mr. Singh has practiced his profession as a geologist for over 32 years.

The Singh Report recommends a phased exploration program to properly evaluate the potential of the VDC Claim. We anticipate, based on the Singh Report, that the initial phase of the recommended geological exploration program will cost approximately $21,500 ($36,600 FJD). The cost estimates for this work program are based on Mr. Singh’s recommendations and reflect local costs for this type of work.

We intend to undertake this work at some point during the fall of 2007. Precise timing of the work will depend upon weather conditions in the vicinity of the VDC Claim. The objective is to avoid carrying out work during the May to October rainy season.

Our planned work will include detailed geological mapping, the creation of maps showing the location of all roads within and near the perimeter of the VDC Claim; silt sampling of every drainage or draw, including soil sampling if necessary and prospecting. When we map, we essentially generate a drawing of the physical features of the land we are interested in as well as a depiction of what may have been found in relation to the boundaries of the property. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not. In the process we also conduct geochemical surveying and sampling. This will include identifying any showings which warrant sampling by assay, i.e. any rock formations that warrant our taking soil and rock samples from the VDC Claim will be taken to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold, copper and other indicator minerals can be made.

Based on the Singh Report we expect the costs of this and related work to total approximately $21,500 ($36,600FJD).

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds to conduct Phase II work might be limited. If we are unable to raise the necessary funds, we would be required to suspend VDC's operations and liquidate our company.

We will focus available working capital on the exploration of the VDC Claim, our sole property.

There are no permanent facilities, plants, buildings or equipment on the VDC Claim.

Competitive Factors

The gold mining industry is highly fragmented. We are competing with many other exploration companies looking for gold. We are among the smallest exploration companies in existence and are an infinitely small participant in the gold exploration and mining business which is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our Claim. Readily available gold markets exist around the world for the sale of gold. Therefore, we will likely be able to sell any gold that we are able to recover, in the event commercial quantities are discovered on the VDC Claim. There is no ore body on the VDC Claim.

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

Investment Policies

The Company does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by the Company. Presently the Company does not have any excess funds to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which the VDC claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since the Company’s date of inception. Management plans to hold an Annual General Meeting of Stockholders during 2008.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since inception, there has been no trading in the Company’s shares although it is currently listed on the OTC Bulletin Board and the Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future. As at December 31, 2007, the Company had 35 shareholders; two of these shareholders are an officers and director of the Company.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since the Company’s inception.

There are no outstanding warrants or conversion privileges for the Company’s shares.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a start-up, pre-exploration stage company, have a limited operating history and have not yet generated or realized any revenues from our exploration activities on our sole property, the VDC Claim.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the VDC Claim. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company. We must raise cash to implement our planned exploration program and stay in business.

To meet our need for cash we must raise additional capital. We will attempt to raise additional money through a private placement, public offering or through loans. Our President has agreed to loan us up to a further $19,000, of which he has already contributed $16,260, on an ‘as needed’ basis over the coming year to enable us to meet our budgeted obligations for the coming 12 months. At the present time, we have not made any arrangements to raise additional cash from other sources. We require additional cash to continue operations. If we cannot raise it we may have to abandon our planned exploration activities until we do raise additional cash.

We estimate we will require $39,202 in cash over the next twelve months, including the cost of planned exploration work (as recommended in the Singh Report) on the VDC Claim. We estimate our cash on hand will not allow us to continue in business for not even a month and thereafter we will require our President advance funds to us (up to a further $19,000 as agreed) to enable us to finance our operations for the next 12 months.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the VDC Claim through joint venture arrangement or even the sale of part of the VDC Claim. Neither of these avenues has been pursued as of the date of this prospectus.

We do not intend to hire any employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire on an ‘as needed’ basis. The independent contractors will be responsible for such work including surveying, geology, engineering, exploration, and excavation. A geologist, Mr. Singh if he is available, will be hired to evaluate the information derived from any exploration work we undertake.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a pre-exploration stage company and have not generated any revenues. Further, we have not generated any revenues since our formation on August 25, 2006. We do not presently have funds necessary to enable us to undertake exploration work on the VDC Claim except for the funds to be advanced by our President. We would also like to raise additional capital through equity financing but management has made no decision on this regard. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, delays in the exploration of our property, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must invest in the exploration and development of our property before we could start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to implement the phased exploration program recommended to us by Mr. Singh. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss from operations for the period ended from inception on August 25, 2006 to December 31, 2007 of $62,519. We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-KSB have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

Our Planned Exploration Program

We must conduct exploration to determine what amounts of minerals exist on the VDC Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Our anticipated exploration costs over the next twelve on the VDC Claim are approximately $21,500 ($36,600 FJD). This figure represents the anticipated cost to us of completing the work program outlined in the Singh Report. Should the results of this work be sufficiently encouraging to justify our undertaking a second phase of work, diamond drilling, as contemplated in the Singh Report we will have to raise additional investment capital.

Liquidity and Capital Resources

As of December 31, 2007 our total assets were $1,918 and our total liabilities were $24,487 including $16,260 due to a related party, our President.

Including the cost of completing our planned exploration program on the VDC Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Source of Expense		Amount

Accountant	(i)	$ 3,500
Auditors	(ii)	4,000
Bank charges		50
Exploration	(iii)	21,500
Filing fees	(iv)	225
Office and miscellaneous	(v)	500
Transfer agent’s fees	(vi)	1,200
Estimated expenses before accounts payable		30,975
Accounts payable as at December 31, 2007		8,227
Estimated expensed for the twelve months		$ 39,202

(i) Accountant Regardless of the time of the effectiveness of this registration statement, VDC   will have to file quarterly financial statements as follows:

Period Ending	Accountant’s Fees

March 31, 2008 - three month period	$ 750
June 30, 2008 - six month period	750
September 30, 2008 - nine month period	750
December 31, 2008 - fiscal year end	1,250
Estimated total expense	$3,500

(ii) Auditors  Similar to accountant’s fees noted above the following expense is    estimated to occur over the next twelve month period:

Period Ending	Auditors’ Fees

March 31, 2008 - three month period	$ 500
June 30, 2008 - six month period	500
September 30, 2008 - nine month period	500
December 31, 2008 - fiscal year end	2,500
Estimated total expense	$4,000

(iii) Exploration  Jayesh Singh has estimated that the work he has recommended consisting of geological mapping, geophysical surveying and geochemical surveying and sampling will cost FJD$35,600 (US$21,500).

(iv) Filing Fees  Annually our Company will be required to pay to the Secretary of State of Nevada a filing fee to maintain it in good standing for a further year.

(v) Office and miscellaneous Based on our experience to date we have estimated office and miscellaneous expenses for the next twelve months for such items as delivery, photocopying, faxing and general office supplies.

(vi) Transfer agent’s fees The annual charge by Action Stock Transfer Inc. to act as transfer agent for VDC is $500. The additional charge of $700 represents the cost of preparation of share certificates under this registration statement and other miscellaneous expenses which might be incurred.

Should funding prove unavailable from other sources, our President has agreed to advance to the Company a further $19,000. Our President has agreed to advance these funds on an ‘as needed’ basis to ensure VDC is able to pay its accounts payable as and when due, pay its accountants and other professional advisers during the year as well as undertake exploration work on the VDC Claim, as recommended in the Singh Report.

Even with the further advance of $19,000 from our President, we will not have sufficient funds to meet on ongoing obligations. Nevertheless, our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of December 31, 2007 we have not generated revenues, and have experienced negative cash flow from operations.

From inception to December 31, 2007.

We incurred accumulated net losses since inception of $62,519 as detailed in the following table:

Accounting and audit		$ 12,700
Bank charges		17
Consulting		15,000
Contributed expenses:
Management fees	16,000
Rent	3,600
Telephone	2,400	22,000
Edgarizing		1,225
Exploration expenses		5,000
Incorporation costs		670
Legal		2,500
Office expenses		2,104
		1,303
Net loss since inception		$ 62,519

Balance Sheet

Total cash and cash equivalents, as at December 31, 2007 was $1,918 and our negative working capital as at December 31, 2007 was $22,569.

The Company does not pay management fees, rent or telephone. However we recognize there is a cost associated with these services. Accordingly we accrue on our ‘Statement of Operations’, as ‘Administrative Expense’, the amount of $1,000 per month for management fee, $225 per month for rent and $150 per month for telephone. These amounts are credited to “Capital in Excess of Par Value” on our Balance Sheet. These amounts, while accrued, will never be paid out, in cash, shares or otherwise, in the future.

No revenue was generated during the period from inception to December 31, 2007, or thereafter.

Total shareholders’ equity as at December 31, 2007 was $22,569. Total shares outstanding as at December 31, 2007 were 3,299,000.

As of March 15, 2007 our share capital outstanding was 3,299,000 common shares.

CERTAIN TRANSACTIONS

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

On October 31, 2006 VDC issued to:

(i) our President, Principal Executive Officer and Director, Jimmy Soo, 2,000,000 shares at the price of $0.001 per share for total consideration of $2,000. Mr. Soo has qualified 200,000 of these shares for re-sale pursuant to this prospectus; and

(ii) Principal Financial Officer, Principal Accounting Officer, Secretary Treasuer and a Director, Donn Lee, 1,000,000 shares at the price of $0.001 per share for total consideration of $1,000. Mr. Lee has qualified 100,000 of these shares for re-sale pursuant to this prospectus.

MARKET FOR COMMON SHARES & RELATED STOCKHOLDERS MATTERS

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 3,299,000. Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in this prospectus and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

While our shares are traded on n the OTC Bulletin Board. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC; being as a minimum Forms 10Q-SB and 10K-SB. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time. .

In the future our common stock trading price might be volatile with wide fluctuations. Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the VDC Claim, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance. In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, as more fully described under ‘Risk Factors’.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

FINANCIAL STATEMENTS

The financial statements attached to this Form 10-KSB for the year ended December 31, 2007 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2007, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report on Form 10-KSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, The Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 111

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Jimmy S. Soo Manila, Philippines	Principal Executive Officer, President and Director (1)	49

Donn P.T. Lee Manila, Philippines	Principal Financial Principal Accounting Officer, Secretary-Treasurer and Director (2)	54

(1)	Jimmy S. Soo was appointed a director on August 25, 2006, and President and the Principal Executive Officer on September 6, 2006.

(2)	Donn P.T. Lee was appointed director on September 2, 2006 and was appointed and Principal Financial Officer and Principal Accounting Officer and Secretary-Treasurer on September 6, 2006.

The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction are exercised by the directors and officers of our Company, collectively, is 90.9% of the total issued and outstanding shares.

Neither of our directors or officers has professional or technical accreditation in the mining business.

JIMMY SOO has been the President and a Director of the Company since September 6, 2006. Mr. Soo was born in Manila, Philippines on August 24, 1957. After graduating high school, from Manila’s Xavier School, in 1974 he attended the University of Philippines receiving a Bachelor of Science degree in 1980 and a Bachelor of Laws degree in 1984. Mr.Soo was admitted to the Philippines bar in 1985. Mr. Soo has practiced law in Manila continuously since being admitted to the bar and is presently a partner in the firm of Soo, Gutierrez, Leogardo and Lee. Mr. Soo has concentrated his practice in the area of corporate and commercial law and has advised companies involved in the mineral exploration business.

DONN P.T. LEE has been our Secretary Treasurer, Principal Financial Officer and Principal Accounting Officer since September 6, 2006. Born in 1953, in the city of Tarlac, Tarlac Province, Mr Lee entered the University of Philippines after high school graduation. He received his Bachelor of Laws degree in 1984 and was admitted to the Philippines bar in 1985. Mr. Lee has practiced law continuously since graduation and from 1992 to the present has been a partner in the firm of Soo, Gutierrez, Leogardo and Lee.

Neither of our officers and directors work full time for our company. Jimmy Soo spends approximately 10 hours a month on administrative and accounting matters. It is anticipated Mr. Soo will spend more time on VDC’s businesses, approximately 30 hours a month, during the next year as and if and when VDC becomes more active in our exploration activities. As PFO/PAO, Donn Lee spends approximately 5 hours per month on corporate matters. With recent preparation of this Registration Statement and because the Company intends to seek a quotation on the OTCBB in the near future Mr. Lee’s time spent on Company affairs is expected to continue at this pace for the foreseeable future. Our Secretary Treasurer expects to continue to devote approximately 10 hours per month on our operations.

Neither of our directors and officers are directors of another company registered under the Securities and Exchange Act of 1934. There were two meetings of the Board of Directors from inception to December 31, 2007.

Audit Committee Financial Expert

Our audit committee is comprised of Jimmy Soo, our President, and Donn Lee our Secretary Treasurer. Neither Mr. Soo nor Mr. Lee can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B. The Company does not presently have, among its officers and directors, a person meeting these qualifications. However Mr. Soo, Chairman of the Audit Committee, has engaged the services of an independent Chartered Accountant, a person who meets the qualification of “audit committee financial expert”, to provide advice to the Audit Committee as and when the committee meets to review the Company’s financial statements

Apart from the Audit Committee, the Company has no other Board committees.

Conflicts of Interest

While none of our officers and directors is a director or officer of any other company involved in the mining industry there can be no assurance such involvement will not occur in the future. Such involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to VDC’s and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, on September 6, 2006, a Code of Business Conduct and Ethics. The Company’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of VDC and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles, conflicts of interest, special ethical obligations for employees with financial reporting responsibilities, insider trading rules, reporting of any unlawful or unethical conduct, political contributions and other relevant issues.

Significant Employees

We have no paid employees as such. Our Officers and Directors fulfill many functions that would otherwise require VDC to hire employees or outside consultants. We anticipate engaging the services of certain consultants to assist in the exploration of the VDC Claim. These individuals will be responsible for the completion of the geological work on our claim and, therefore, will be an integral part of our operations although they will not be considered employees either on a full time or part time basis. This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required. We have not identified any individual who would work as a consultant for us.

Family Relationships

Our President/CEO together with our CFO/CAO and Secretary Treasurer are unrelated and neither is related to any of the other of our 33 shareholders.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii) engaging in any type of business practice; or
(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION

We have not paid any executive compensation during the period since inception as can be noted from the following summary:

Summary Compensation Table

Long Term Compensation

Annual Compensation	Award	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)

Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP Pay-outs ($)	All other Compensation ($)

Jimmy S. Soo Principal Executive Officer, President and Director	2006 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Virgilio Santana Principal Financial Officer, Principal Accounting Officer, Secretary Treasurer and Director	2006- 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors other than the money payment to them as more fully described elsewhere in this Form 10K-SB.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees. We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Summary of Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Activities since Inception

Our President Jimmy Soo Hill arranged for incorporation of our company, subscribed for shares to provide initial working capital, and identified the VDC Claim, arranged for its acquisition, commissioned a geological report on the VDC Claim obtaining the assistance of professionals as needed. Mr. Soo has coordinated preparation of this registration statement and has principal responsibility for preparation of our periodic reports and all other matters normally performed by an executive officer. He was instrumental in identifying investors to participate in the private placement closed on December 20, 2006

Our Principal Financial Officer, Principal Accounting Officer and Secretary Treasurer assisted in identifying investors to participate in the private placement closed on December 20, 2006 and also assisted in preparation of this registration statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as at January 31, 2007 the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Jimmy Soo 9th Floor, Sage House 110 V.A. Rufino St.,Legaspi Villiage, Makita City, Metro Manila Philippines	2,000,000	60.6%

Common Stock	Donn P.T. Lee 12 Mt. Fariweather, Filivest Homes I, Quezon City, Philippines	1,000,000	30.3%

Common Stock	Directors and Officers as a Group	3,000,000	90.9%

(1)	The security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

Future Sales by Existing Shareholders

As of January 31, 2007 there are a total of 3,299,000 shares of our common stock are issued and outstanding. Of these all 3,299,000, being 100%, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933. Under our effective registration statement, we qualified for trading 599,000 restricted shares, being approximately 18.16% of our issued shares leaving 2,700,000 shares being approximately 81.84% of our shares, as ‘restricted shares’ under Rule 144 owned by the following persons:

Donn P.T. Lee	900,000 shares
Jimmy S. Soo	1,800,000 shares
Total restricted shares	2,700,000 shares

Under Rule 144 restricted shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

VDC does not have any securities that are convertible into common stock.

DESCRIPTION OF SECURITIES

Our authorized capital consists of 200,000,000 shares of common stock, par value $0.001 per share, of which 3,299,000 shares are presently issued.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

In addition, the shares are not convertible into any other securities. There are no restrictions on dividends under any loan or other financing arrangements.

Non-Cumulative Voting.

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Dividend Policy

As of the date of this prospectus we have not paid any cash dividends to stockholders. The declaration of any future cash dividends will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is our present intention not to pay any cash dividends in the near future.

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control.

Transfer Agent

We have engaged the services of Action Stock Transfer Corp., 7069 S. Highland Drive, Suite 300, Salt Lake City, UT., 84121, to act as transfer and registrar.

Debt Securities and Other Securities

There are no debts or other securities outstanding.

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a). No director or officer filed a Form 3 with the SEC during the period under review.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

The Company does not have promoters and has no transactions with any promoters.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements. The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates, CPA’s Inc.	30

Balance Sheet as at December 31, 2007	31

Statement of Operations for the years ended December 31, 2007 and 2006 and for the period from August 25, 2006 (date of inception) to December 31, 2007	32

Statement of Changes in Shareholders’ Equity for period from August 25, 2006 (date of inception) to December 31, 2007	33

Statement of Cash Flows for the years ended December 31, 2007 and 2006 and for the period from August 25, 2006 (date of inception) to December 31, 2007	34

Notes to the Financial Statements	35

(a) (2) Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641)

3 (i) Articles of Incorporation (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641)

3 (ii) By-laws (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641)

4	Stock Specimen (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007 Registration No. 333-141641)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
(1) Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended December 31, 2007 for professional services for the review of the quarterly financial statements as at March 31, June 30 and September 30, 2007, annual financial statements as of December 31, 2007 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows: $500 for each of the quarters ended March 31, June 30 and September 30, 2007 and $2,500 for the audit of December 31, 2007.

(2) Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Vista Dorada’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in December 31, 2007 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4) All Other Fees

During the period from inceptions to December 31, 2007 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Vista Dorada nor to make any pre-approval policies meaningful. Once Vista Dorada has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6) Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Vista Dorada’s internal accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA DORADA CORP.
(Registrant)

February 5, 2008

By: JIMMY SOO
Jimmy Soo
Chief Executive Officer,
President and Director

By: DONN P.T. Lee
Donn P. T. Lee
Chief Accounting Officer,
Chief Financial Officer and Director

MADSEN & ASSOCIATES, CPA’s INC.                               684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board                             Murray, Utah, 84107
                            Telephone 801-268-2632

Board of Directors
Vista Dorada Corp.
Manila, Philippines

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

We have audited the accompanying balance sheet of Vista Dorada Corp. (pre-exploration stage company) at December 31, 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2007 and for the period from August 25, 2006 to December 31, 2006 and for the period from August 25, 2006 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Dorada Corp. at December 31, 2007, and the results of operations and cash flows for the year ended December 31, 2007 and for the period from August 25, 2006 to December 31, 2006 and the period from August 25, 2006 (date of inception) to December 31, 2007, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                                  /s/ “Madsen & Associates, CPA’s Inc.”
February 5, 2008

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
BALANCE SHEETS
December 31, 2007

	2007	2006
ASSETS

CURRENT ASSETS

Cash	$ 1,918	$ 17,959

Total Current Assets	$ 1,918	$ 17,959

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 8,227	$ 6,014
Accounts payable - related parties	16,260	5,000

Total Current Liabilities	24,487	11,014

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
3,299,000 shares issued and outstanding	3,299	3,299
Capital in excess of par value	36,651	20,151
Deficit accumulated during the pre-exploration stage	(62,519)	(16,505)

Total Stockholders’ Deficiency	(22,569)	6,945

	$ 1,918	$ 17,959

The accompanying notes are an integral part of these financial statements.

VISTA DORADA CORP.
(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS

For the year ended December 31, 2007 and for the period from August 25, 2006 to December 31, 2006 and for the period from August 25, 2006 (date of inception) to December 31, 2007

	Year ended Dec. 31, 2007	Inception (Aug. 25, 2006) to Dec. 31, 2006	Inception (Aug. 25, 2006) to Dec. 31, 2007

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration costs	-	5,000	5,000
Administrative	46,014	11,505	57,519

NET LOSS FROM OPERATIONS	$ (46,014)	$(16,505)	$ (62,519)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.01)	$(0.01)

AVERAGE OUTSTANDING SHARES

Basic	3,299,000	3,171,953

The accompanying notes are an integral part of these financial statements.

VISTA DORADA CORP.
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period August 25, 2006 (date of inception) to December 31, 2007

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance August 25, 2007	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - October 31, 2006	3,000,000	3,000	-	-

Issuance of common shares for cash at $0.05 - December 20, 2006	299,000	299	14,651	-

Capital contributions - expenses	-	-	5,500	-

Net operating loss for the four months ended December 31, 2006	-	-	-	(16,505)

Capital contribution - expenses	-	-	16,500	-

Net operating loss for the year ended December 31, 2007	-	-	-	(46,014)

Balance as at December 31, 2007	3,299,000	$ 3,299	$ 36,651	$ (62,519)

The accompanying notes are an integral part of these financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the year ended December 31, 2007 and for the period from August 25, 2006 to December 31, 2006 and for the period from August 25, 2006 (date of inception) to December 31, 2007

	Year Ended Dec. 31, 2007	Inception (Aug. 25 2006(to Dec. 31, 2006	Inception (Aug. 25, 2006) to Dec. 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (46,014)	$ (16,505)	$ (62,519)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	2,213	6,014	8,227
Capital contributions - expenses	16,500	5,500	22,000

Net Cash Provided (Used) in Operations	(27,301)	(4,991)	(32,292)

CASH FLOWS FROM INVESTING ACTIVITIES:

Change in account payable - related parties	11,260	5,000	16,260

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	17,950	17,950

Net Increase (Decrease) in Cash	(16,041)	17,959	1,918

Cash at Beginning of Period	17,959	-	-

CASH AT END OF YEAR	$ 1,918	$ 17,959	$ 1,918

The accompanying notes are an integral part of these financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
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

On December 31, 2007, the Company had a net operating loss carry forward of $62,519 for income tax purposes. The tax benefit of approximately $18,700 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses expire in 2028.

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. AQUISITION OF MINERAL CLAIM

On March 4, 2007, the Company acquired the Mocambo Gold Claim located in the Republic of Fiji from EGM Resources Inc., an unrelated company, for the consideration of $5,000. The Mocambo Gold Claim is located 45 miles for the City of Nadi. Under Fijian law, the claim remains in good standing as long as the Company has an interest in it. There are no annual maintenance fees or minimum exploration work required on the Claim.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 91% of the common stock issued and have made no interest, demand loans to the Company of $16,260 and have made contributions to capital of $22,000 in the form of expenses for the Company.

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