Form 10QSB
period 2008-05-05
Vista Dorada Corp.
filed 2008-05-05
CIK 1380528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2008

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

May 1, 2008:                                98,970,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Vista Dorada Corp. (a pre-exploration stage company) at March 31, 2008 (with comparative figures as at December 31, 2007) and the statement of operations for the three months ended March 31, 2008 and 2007 and for the period from August 25, 2006 (date of inception) to March 31, 2008 and the statement of cash flows for the three months ended March 31, 2008 and 2007 and for the period from August 25, 2006 (date of inception) to March 31, 2008  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	March 31, 2008	December 31, 2007

Assets

Cash	$ 1,918	$ 1.918

Total assets	$ 1,918	$ 1,918

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable and accrued liabilities	$ 9,025	$ 8,227
Indebtedness to related parties (Note 4)	21,029	16,260
Total liabilities	30,054	24,487

Shareholders’ deficit (Note 2 and 5)
Common stock, $.001 par value. Authorized 200,000,000 sharesand 98,970,000 issued and outstanding shares	98,970	98,970
Capital in excess of par value	(54,895)	(59,020)
Accumulative deficit	(72,211)	(62,519)

Total shareholders’ deficit	(28,136)	(22,569)

Total liabilities and shareholders’ deficit	$ 1,918	$ 1,918

The accompanying notes are an integral part of these unaudited financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended March 31, 2008 and 2007 and for
 the period from August 25, 2006 (date of inception) to March 31, 2008

(Unaudited – Prepared by Management)

	Three months ended March 31, 2008	Three months ended March 31, 2007	August 25, 2006 (date of inception) through March 31, 2008

Expenses:
Accounting and audit	$ 1,500	$ 1,500	$ 14,200
Bank charges	-	26	17
Consulting fees	2,000	7,500	17,000
Edgarizing	250	-	1,475
Exploration costs	-	-	5,000
Filing fees	768	-	768
Incorporation costs	-	-	670
Legal fees	404	2,500	2,904
Management fees	3,000	3,000	19,000
Office	645	76	2,749
Rent	675	675	4,275
Telephone	450	450	2,850
Transfer agent fees	-	75	1,303

Total expenses	(9,692)	(15,802)	(72,211)

Loss before income taxes	(9,692)	(15,802)	(72,211)

Income tax provision (Note 2)	-	-	-

Net loss and deficit at end of period	$ (9,692)	$(15,802)	$ (72,211)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	98,970,000	98,970,000

The accompanying notes are an integral part of these unaudited financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
                            STATEMENT OF CASH FLOWS
For the three months ended March 31, 2008 and 2007 and for
the period from August 25, 2006 (date of inception) to March 31, 2008

(Unaudited – Prepared by Management)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	August 25, 2006 (inception) through March 31, 2008

Cash flows from operating activities:
Net loss	$ (9,692)	$ (15,802)	$ (72,211)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution to capital – expenses (Note 5)	4,125	4,125	26,125
Changes in operating assets and liabilities,
Prepaid expenses	-	(2,500)	-
Accounts payable	798	(4,439)	9,025
Net cash used in operating activities	(4,769)	(18,616)	(37,061)

Cash flows from financing activities
Proceeds from related party debt (Note 4)	4,769	2,575	21,029
Proceeds from issuance of common stock, net of offering costs (Note 5)	-	-	17,950
Net cash provided by financing activities	-	2,575	38,979

Net change in cash	-	(16,041)	1,918

Cash:
Beginning of period	1,918	17,959	-
End of period	$ 1,918	$ 1,918	$ 1,918

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -		$ -
Interest	$ -		$ -

The accompanying notes are an integral part of these unaudited financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008

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

On March 31, 2008, the Company had a net operating loss carry forward of $72,211 for income tax purposes.  The tax benefit of approximately $21,700 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses expire in 2029.

                      VISTA DORADA CORP.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008

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
March 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           AQUISITION OF MINERAL CLAIM

On March 4, 2007, the Company acquired the Mocambo Gold Claim located in the Republic of Fiji from EGM Resources Inc., an unrelated company, for the consideration of $5,000.  The Mocambo Gold Claim is located 45 miles from the City of Nadi.  Under Fijian law, the claim remains in good standing as long as the Company has an interest in it.   There are no annual maintenance fees or minimum exploration work required on the Claim.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 91% of the common stock issued and have made no interest, demand loans to the Company of $21,029 and have made contributions to capital of $26,125 in the form of expenses for the Company.

5.           CAPITAL STOCK

During October 2006, the Company completed a private placement of 3,000,000 common shares for $3,000 to its directors and a private placement of 299,000 common shares for $14,950.

On February 5, 2008, the shareholders of the Company approved a 30 to 1 forward stock split, resulting in an increase of the outstanding shares of common stock from 3,299,000 to 98,970,000.
The 98,970,000 post split common shares are shown as split from the date of inception.

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

Vista Dorada presently has minimal day-to-day operations; mainly comprising the maintaining of the Mocambo claims (VDC claims) in good standing on an annual basis and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

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

We are currently financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $21,029.  He has agreed to advance up to a further $14,500 on an ‘as needed’ basis over the next twelve months.  Without these loan advances, and absent our ability to raise capital otherwise, we would be forced to go out of business.  Furthermore, if our President were to demand repayment of his loan advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

3.   Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having ore reserves is extremely remote, in all probability our sole property, the VDC Claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated in 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to March 31, 2008, the date of our quarterly financial statements, is $72,211.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Because our officers and directors are inexperienced with exploring for minerals and starting, and operating a mineral exploration company, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property.  Our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.   Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like VDC.  Unless our two part time officers are willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for VDC and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of your investment.

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

We estimate that between our cash on hand and the $14,500 in additional cash agreed to be advanced by our President we will not have sufficient capital to continue operations for twelve months, including carrying out exploration work recommended by our geologist at an estimated cost of $ 21,500 ($35,600 FGD).  However, we are in the very early pre-exploration stage and we will be unable to conduct further exploration unless we raise additional capital.  In the future we may not have the funds necessary to conduct any exploration activity, beyond the initial program recommended by our geologist, due to our inability to raise additional capital. If that occurs we will have to delay such further exploration or cease our exploration activity and go out of business which will result in the loss of our shareholders’ investment.

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

LIQUIDITY AND CAPITAL RESOURCES

Vista Dorada has had no revenue since inception and its accumulated deficit is $72,211.  To date, the growth of Vista Dorada has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to maintain the Mocambo Claim in good standing with the Government of Fiji and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $20,726 will be required over the next twelve months to pay for such expenses as bookkeeping ($4,200), work undertaken by the independent accountant ($4,000), Edgar fees ($1,300), geological fees for maintaining the Mocambo in good standing ($1,200), office and miscellaneous ($500), payments to the transfer agent for annual fees and issuance of shares ($500) and payment to third party creditors in the amount of $9,026.  At present, we do not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from our director.  Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

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

Proposed Exploration Work – Plan of Operation

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

We intend to undertake this work at some point during the fall of 2008.  Precise timing of the work will depend upon weather conditions in the vicinity of the Mocambo Claim.  The objective is to avoid carrying out work during the May to October rainy season.

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

Based on the Singh Report we expect the costs of this and related work to total approximately $21,500 ($36,600FJD).  Should the results of this work be sufficiently encouraging to justify undertaking a second phase of work, diamond drilling, as contemplated in the Singh Report we will have to raise additional investment capital.

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

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Vista Dorada is a party or to which the Mocambo Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 5, 2008, the shareholders of the Company approved a 30 to 1 forward stock split, resulting in an increase of the outstanding shares of common stock from 3,299,000 to 98,970,000.

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

VISTA DORADA CORP.
(Registrant)

Date: May 5, 2008	JIMMY SOO
Chief Executive Officer, President and Director

Date: May 5, 2008	DONN P. T. LEE
Chief Financial Officer, Chief Accounting Officer, Secretary and Director