Form 10-Q
period 2008-06-30
Vista Dorada Corp.
filed 2008-07-30
CIK 1380528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [   ]   No   [  X  ]

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

July 31, 2008:                                98,970,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at June 30, 2008 and December 31, 2007	4

	Statement of Operations For the three and six months ended June 30, 2008 and 2007 and for the period August 25, 2006 (Date of Inception) to June 30, 2008	5

	Statement of Cash Flows For the six months ended June 30, 2008 and 2007 and for the period August 25, 2006 (date of inception) to June 30, 2008	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3.	Defaults Upon Senior Securities	18

ITEM 4.	Submission of Matters to a Vote of Security Holders	18

ITEM 5.	Other Information	18

ITEM 6.	Exhibits and Reports on Form 8-K	18

	SIGNATURES.	19

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Vista Dorada Corp. (a pre-exploration stage company) at June 30, 2008 (with comparative figures as at December 31, 2007) and the statement of operations for the three and six months ended June 30, 2008 and 2007 and for the period from August 25, 2006 (date of inception) to June 30, 2008 and the statement of cash flows for the six months ended June 30, 2008 and 2007 and for the period from August 25, 2006 (date of inception) to June 30, 2008  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
    BALANCE SHEETS

(Unaudited – Prepared by Management)

	June 30, 2008	December 31, 2007
Assets

Cash	$ 1,918	$ 1.918

Total assets	$ 1,918	$ 1,918

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable and accrued liabilities	$ 8,603	$ 8,227
Indebtedness to related parties (Note 4)	24,495	16,260
Total liabilities	33,098	24,487

Shareholders’ deficit (Note 2 and 5)
Common stock, $.001 par value. Authorized 200,000,000 sharesand 98,970,000 issued and outstanding shares	98,970	98,970
Capital in excess of par value	(50,770)	(59,020)
Accumulative deficit during the pre-exploration stage	(79,380)	(62,519)

Total shareholders’ deficit	(31,180)	(22,569)

Total liabilities and shareholders’ deficit	$ 1,918	$ 1,918

The accompanying notes are an integral part of these unaudited financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and six months ended June 30, 2008 and 2007 and for the period from August 25, 2006 (date of inception) to June 30, 2008

(Unaudited – Prepared by Management)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	August 25, 2006 (date of inception) through June 30, 2008
Expenses:
Accounting and audit	$ 1,500	$ 1,975	$ 3,000	$ 3,475	$ 15,700
Bank charges	-	-	-	26	17
Consulting fees	-	7,500	2,000	15,000	17,000
Edgarizing	250	-	500	-	1,725
Exploration costs	-	-	-	-	5,000
Filing fees	-	-	768	-	768
Incorporation costs	-	-	-	-	670
Legal fees	-	-	404	2,500	2,904
Management fees	3,000	3,000	6,000	6,000	22,000
Office	80	893	725	968	2,829
Rent	675	675	1,350	1,350	4,950
Telephone	450	450	900	900	3,300
Transfer agent fees	1,214	1,227	1,214	1,303	2,517

Total expenses	(7,169)	(15,720)	(16,861)	(31,522)	(79,380)

Loss before income taxes	(7,169)	(15,720)	(16,861)	(31,522)	(79,380)

Income tax provision (Note 2)	-	-	-	-	-

Net loss and deficit at end of period	$ (7,169)	$(15,720)	$ (16,861)	$ (31,522)	$ (79,380)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	98,970,000	98,970,000	98,970,000	98,970,000

The accompanying notes are an integral part of these unaudited financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
                            STATEMENT OF CASH FLOWS
For the six months ended June 30, 2008 and 2007 and for
the period from August 25, 2006 (date of inception) to June 30, 2008

(Unaudited – Prepared by Management)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	August 25, 2006 (inception) through June 30, 2008

Cash flows from operating activities:
Net loss	$ (16,861)	$ (31,522)	$ (79,380)
Adjustments to reconcile net loss to net cash used by operating activities:
Contribution to capital – expenses (Note 5)	8,250	8,250	30,250
Changes in operating assets and liabilities,
Accounts payable	376	(1,047)	8,603
Net cash used in operating activities	(8,235)	(24,319)	(40,527)

Cash flows from financing activities
Proceeds from related party debt (Note 4)	8,235	8,278	24,495
Proceeds from issuance of common stock, net of offering costs (Note 5)	-	-	17,950
Net cash provided by financing activities	-	8,278	42,445

Net change in cash	-	(16,041)	1,918

Cash:
Beginning of period	1,918	17,959	-
End of period	$ 1,918	$ 1,918	$ 1,918

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

1.           ORGANIZATION

Vista Dorada Corp. was incorporated under the laws of the State of Nevada on August 25, 2006 and on August 31, 2006 changed its name to Vista Dorada Corp. (the “Company”).  The Company’s authorized capital stock is 200,000,000 shares at $0.001 par value.

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

On June 30, 2008, the Company had a net operating loss carry forward of $79,380 for income tax purposes.  The tax benefit of approximately $23,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses expire in 2029.

                    VISTA DORADA CORP.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

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
June 30, 2008

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 91% of the common stock issued and have made no interest, demand loans to the Company of $24,495 and have made contributions to capital of $30,250 in the form of expenses for the Company.

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

Our Form 10Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

We are currently financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $24,495.  He has agreed to advance up to $35,000 on an ‘as needed’ basis over the next twelve months.  Without these loan advances, and absent our ability to raise capital otherwise, we would be forced to go out of business.  Furthermore, if our President were to demand repayment of his loan advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

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

We were incorporated in 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to June 30, 2008 is $79,380.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

8.	We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

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

9.
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

We have no plans in the immediate future to pay dividends.

We will not be paying any dividends in the immediate future and will use whatever funds we have, and especially those obtained from any revenues derived from our Bontoc Claim, to re-invest into further exploration work.

LIQUIDITY AND CAPITAL RESOURCES

Vista Dorada has had no revenue since inception and its accumulated deficit is $79,380.  To date, the growth of Vista Dorada has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to maintain the Mocambo Claim in good standing with the Government of Fiji and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

Our management estimates that a minimum of $20,303 will be required over the next twelve months to pay for such expenses as bookkeeping ($4,200), work undertaken by the independent accountant ($4,000), Edgar fees ($1,300), geological fees for maintaining the Mocambo in good standing ($1,200), office and miscellaneous ($500), payments to the transfer agent for annual fees and issuance of shares ($500) and payment to third party creditors in the amount of $8,603.  At present, we do not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from our director.  Our future operations and growth is dependent on our ability to raise capital for expansion and to seek revenue sources.

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

VISTA DORADA CORP.
(Registrant)

Date: July 29, 2008	JIMMY SOO
Chief Executive Officer, President and Director

Date: July 29, 2008	DONN P. T. LEE
Chief Financial Officer, Chief Accounting Officer, Secretary and Director