Form 10-K
Vista Dorada Corp.
filed 2009-01-12
CIK 1380528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the year ended December 31, 2008

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Vista Dorada Corp. knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

State issuer’s revenues for its most recent fiscal year:	$ -0-

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting stock held by nonaffiliates of Vista Dorada Corp.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at December 31, 2008, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of December 31, 2008, Vista Dorada Corp. has 98,970,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART 1
     1                                              Page

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

We raised $3,000 in initial seed capital on October 31, 2006 whereby 90,000,000 post split common shares were issued to the officers and directors and we commenced our search for a mineral property that held the potential to contain gold mineralization.

On December 20, 2006 we closed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 8,970,000 post split common shares were sold to raise $14,950.

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report dated February 5, 2008 attached to the financial statements dated December 31, 2008.  We have cash of $1,948 as at December 31, 2008 and have liabilities of $41,249 of which $26,993 is owed to our directors.  Since our inception we have incurred accumulated losses of $95,751.  We anticipate minimum operating expenses for the next twelve months of $44,627.  It is extremely unlikely we will earn any revenue for a minimum of 5 years.  We do not have any employees either full or part time.

The Company has 98,970,000 shares outstanding.

The Company is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Q.

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

Cautionary Statement Regarding Forward-Looking Statements

Some discussions in this Form 10-K may contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this prospectus. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" below that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section beginning on page 14 and as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Foreign Currency and Exchange Rates

Our mineral property is located in the Republic of Fiji and costs expressed in the geological report on the claims are expressed in Fijian Dollars. For purposes of consistency and to express United States Dollars throughout this registration statement, Fijian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to FJD $1.78 or FJD $1.00 being approximately equal US $0.56 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

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

Our auditors' report on our 2008 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Although our President has agreed to loan or advance up to $35,000, of which $26,993 has been advanced as at December 31, 2008, we will have to raise additional capital to meet our expenses over the next twelve months since only $8,007 has not been advanced to date.   If we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity, beyond our initial work program, and may have to cease operations and go out of business.

2. Our liquidity, and thus our ability to continue to operate depend upon the continuing willingness of our President, who is also our controlling stockholder, to finance the Company’s operations.

We are currently financing our continuing operations with cash loaned to us by our President.  To date our President has loaned us $26,993.  He has agreed to advance up to a further $8,007 on an ‘as needed’ basis over the next twelve months.  Without these loan advances, and absent our ability to raise capital otherwise, we would be forced to go out of business.  Furthermore, if our President were to demand repayment of his loan advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

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

We were incorporated in 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to December 31, 2008, the date of our audited financial statements, is $95,751.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

We estimate that between our cash on hand and the $8,007 in additional cash agreed to be advanced by our President we will not have sufficient capital to continue operations for twelve months, including carrying out exploration work recommended by our geologist at an estimated cost of $ 20,560 ($35,600 FGD).  However, we are in the very early pre-exploration stage and we will be unable to conduct further exploration unless we raise additional capital.  In the future we may not have the funds necessary to conduct any exploration activity, beyond the initial program recommended by our geologist, due to our inability to raise additional capital. If that occurs we will have to delay such further exploration or cease our exploration activity and go out of business which will result in the loss of our shareholders’ investment.

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

The Singh Report recommends a phased exploration program to properly evaluate the potential of the VDC Claim.   We anticipate, based on the Singh Report, that the initial phase of the recommended geological exploration program will cost approximately $20,560 ($36,600 FJD). The cost estimates for this work program are based on Mr. Singh’s recommendations and reflect local costs for this type of work.

We intend to undertake this work at some point during the fall of 2009  Precise timing of the work will depend upon weather conditions in the vicinity of the VDC Claim.  The objective is to avoid carrying out work during the May to October rainy season.

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

Based on the Singh Report we expect the costs of this and related work to total approximately $20,560 ($36,600FJD).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since the Company’s date of inception.  Management hopes to hold an Annual General Meeting of Stockholders during 2009.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since inception, there has been no trading in the Company’s shares although it is currently listed on the OTC Bulletin Board and the Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.  As at December 31, 2008, the Company had 43 shareholders; two of these shareholders are an officers and director of the Company.

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

To meet our need for cash we must raise additional capital.  We will attempt to raise additional money through a private placement, public offering or through loans.  Our President has agreed to loan us up to a further $8,007, of which he has already contributed $26,993, on an ‘as needed’ basis over the coming year which will allow us to pay some of our immediate accounts payable such as auditors and transfer agent’s fee but will not allow us to pay our total accounts payable or those expenses to be incurred over the next twelve months.  At the present time, we have not made any arrangements to raise additional cash from other sources.  We require additional cash to continue operations.  If we cannot raise it we may have to abandon our planned exploration activities until we do raise additional cash.

We estimate we will require $44,627 in cash over the next twelve months, including the cost of planned exploration work (as recommended in the Singh Report) on the VDC Claim.  We estimate our cash on hand will not allow us to continue in business for not even a month and thereafter we will require our President advance funds to us (up to a further $8,007 as agreed) to enable us to partially finance our operations for the next 12 months.

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

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred a net loss from operations for the period ended from inception on August 25, 2006 to December 31, 2008 of $95,751. We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-K have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

Our Planned Exploration Program

We must conduct exploration to determine what amounts of minerals exist on the VDC Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Our anticipated exploration costs over the next twelve on the VDC Claim are approximately $20,560 ($36,600 FJD).  This figure represents the anticipated cost to us of completing the work program outlined in the Singh Report.  Should the results of this work be sufficiently encouraging to justify our undertaking a second phase of work, diamond drilling, as contemplated in the Singh Report we will have to raise additional investment capital.

Liquidity and Capital Resources

As of December 31, 2008 our total assets were $1,948 and our total liabilities were $41,249 including $26,993 due to a related party, our President.

Including the cost of completing our planned exploration program on the VDC Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Source of Expense		Amount

Accountant	(i)	$ 3,500
Auditors	(ii)	4,000
Bank charges		10
Exploration	(iii)	20,560
Filing fees	(iv)	300
Office and miscellaneous	(v)	1,000
Transfer agent’s fees	(vi)	1,000
Estimated expenses before accounts payable		30,370
Accounts payable - unrelated parties - Dec. 31, 2008		14,257
Estimated expensed for the twelve months		$ 44,627

(i)           Accountant                      Regardless of the time of the effectiveness of this registration statement, VDCwill have to file quarterly financial statements as follows:

Period Ending	Accountant’s Fees

March 31, 2009 – three month period	$ 750
June 30, 2009 – six month period	750
September 30, 2009 – nine month period	750
December 31, 2009 – fiscal year end	1,250
Estimated total expense	$3,500

(ii)           Auditors                                Similar to accountant’s fees noted above the following expense isestimated to occur over the next twelve month period:

Period Ending	Auditors’ Fees

March 31, 2009 – three month period	$ 500
June 30, 2009 – six month period	500
September 30, 2009 – nine month period	500
December 31, 2009 – fiscal year end	2,500
Estimated total expense	$4,000

(iii)	Exploration	Jayesh Singh has estimated that the work he has recommended consisting of geological mapping, geophysical surveying and geochemical surveying and sampling will cost FJD$35,600 (US$20,560).
,
(iv)           Filing Fees:         Annually our Company will be required to pay to the Secretary of State of Nevada afiling fee to maintain it in good standing for a further year.

(v)	Office and miscellaneous	Based on our experience to date we have estimated office and miscellaneous expenses for the next twelve months for such items as delivery, photocopying, faxing and general office supplies.

(vi)	Transfer agent’s fees
The annual charge by Holladay Stock Transfer Inc. to act as transfer agent for VDC is $500.  The additional charge of $500 represents the cost of preparation of share certificates under this registration statement and other miscellaneous expenses which might be incurred.

Should funding prove unavailable from other sources, our President has agreed to advance to the Company a further $8,007.  Our President has agreed to advance these funds on an ‘as needed’ basis to ensure VDC is able to pay its accounts payable as and when due, pay its accountants and other professional advisers during the year as well as undertake exploration work on the VDC Claim, as recommended in the Singh Report.

Even with the further advance of $8,007 from our President, we will not have sufficient funds to meet on ongoing obligations.   Nevertheless, our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments.  As of December 31, 2008 we have not generated revenues, and have experienced negative cash flow from operations.

From inception to December 31, 2008.

We incurred accumulated net losses since inception of $95,751 as detailed in the following table:

Accounting and audit		$ 21,250
Bank charges		(13)
Consulting		17,000
Contributed expenses:
Management fees	28,000
Rent	6,300
Telephone	4,200	38,500
Edgarizing		2,225
Exploration expenses		5,000
Filing fees		1,068
Incorporation costs		670
Legal		2,904
Office expenses		3,100
Transfer agent’s fees		4,047
Net loss since inception		$ 95,751

Balance Sheet

Total cash and cash equivalents, as at December 31, 2008 was $1,948 and our negative working capital as at December 31, 2008 was $39,301.

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

No revenue was generated during the period from inception to December 31, 2008, or thereafter.

Total shareholders’ deficiency as at December 31, 2008 was $39,301. Total shares outstanding as at December 31, 2008 were 98,970,000 and there have been no change in the issued and outstanding shares in the first few days of January 2009 up to the date of filing this Form 10-K.

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

On October 31, 2006 VDC issued to:

(i) our President, Principal Executive Officer and Director, Jimmy Soo, 60,000,000 post split common shares for total consideration of $2,000.  Mr. Soo has qualified 6,000,000 of these post split shares for re-sale pursuant to our effective registration statement; and

(ii) Principal Financial Officer, Principal Accounting Officer, Secretary Treasurer and a Director, Donn Lee, 30,000,000 post split shares total consideration of $1,000.  Mr. Lee has qualified 3,000,000 of these shares for re-sale pursuant to our effective registration statement.

MARKET FOR COMMON SHARES & RELATED STOCKHOLDERS MATTERS

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 81,000,000   Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

While our shares are traded on n the OTC Bulletin Board.   Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.     Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

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

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exists which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

ITEM 7.    FINANCIAL STATEMENTS

The financial statements attached to this Form 10-K for the year ended December 31, 2008 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2008, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being Jimmy Soo, and Chief Financial Officer, being Donn Lee. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of December 31, 2008, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended December 31, 2008, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There is no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company.    Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Jimmy S. Soo Manila, Philippines	Principal Executive Officer, President and Director (1)	50

Donn P.T. Lee Manila, Philippines	Principal Financial Principal Accounting Officer, Secretary-Treasurer and Director (2)	55

(1)	Jimmy S. Soo was appointed a director on August 25, 2006, and President and the Principal Executive Officer on September 6, 2006.

(2)	Donn P.T. Lee was appointed director on September 2, 2006 and was appointed and Principal Financial Officer and Principal Accounting Officer and Secretary-Treasurer on September 6, 2006.

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

Neither of our directors and officers are directors of another company registered under the Securities and Exchange Act of 1934.  There were two meetings of the Board of Directors from inception to December 31, 2008.

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

Family Relationships

Our President/CEO together with our CFO/CAO and Secretary Treasurer are unrelated and neither is related to any of the other of our 41 shareholders.

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

ITEM 10.      EXECUTIVE COMPENSATION

We have not paid any executive compensation during the period since inception as can be noted from the following summary:

Summary Compensation Table

Long Term Compensation

Annual Compensation	Award	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)

Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP Pay-outs ($)	All other Compensation ($)

Jimmy S. Soo Principal Executive Officer, President and Director	2006 2007 2008	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Donn Lee Principal Financial Officer, Principal Accounting Officer, Secretary Treasurer and Director	2006 2007 2008	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors other than the money payment to them as more fully described elsewhere in this Form 10-K.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as at January 10, 2009 the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Jimmy Soo 9th Floor, Sage House 110 V.A. Rufino St.,Legaspi Villiage, Makita City, Metro Manila Philippines	60,000,000	60.6%

Common Stock	Donn P.T. Lee 12 Mt. Fariweather, Filivest Homes I, Quezon City, Philippines	30,000,000	30.3%

Common Stock	Directors and Officers as a Group	90,000,000	90.9%

(1)	The security ownership disclosed in this table is of record and beneficial.

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

Future Sales by Existing Shareholders

As of January 10, 2009 there are a total of 98,970,000 shares of our common stock are issued and outstanding. Of these all 98,970,000 being 100%, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933. Under our effective registration statement, we qualified for trading 17,970,000 restricted shares, being approximately 18.16% of our issued shares leaving 81,000,000 shares being approximately 81.84% of our shares, as ‘restricted shares’ under Rule 144 owned by the following persons:

Donn P.T. Lee	27,000,000 shares
Jimmy S. Soo	54,000,000 shares
Total restricted shares	81,000,000 shares

Under Rule 144 restricted shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

VDC does not have any securities that are convertible into common stock.

DESCRIPTION OF SECURITIES

Our authorized capital consists of 200,000,000 shares of common stock, par value $0.001 per share, of which 98,970,000 shares are presently issued.  .

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

Transfer Agent

During the current year, we changed transfer agents from Action Stock Transfer Corp., 7069 S. Highland Drive, Suite 300, Salt Lake City, UT., 84121 to Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, Arizona, 85251 who agreed to act as our transfer agent.

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  (1)                         Financial Statements.  The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates, CPA’s Inc.	31

Balance Sheet as at December 31, 2008 and 2007	32

Statement of Operations for the years ended December 31, 2008 and 2007 and for the period from August 25, 2006 (date of inception) to December 31, 2008	33

Statement of Changes in Shareholders’ Equity for period from August 25, 2006 (date of inception) to December 31, 2008	34

Statement of Cash Flows for the years ended December 31, 2008 and 2007 and for the period from August 25, 2006 (date of inception) to December 31, 2008	35

Notes to the Financial Statements	36

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641)

3 (i) Articles of Incorporation (incorporated by reference from Vista Dorada’sRegistration Statement on Form SB-2 filed on March 29, 2007, RegistrationNo. 333-141641)

3 (ii) By-laws (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641)

4	Stock Specimen (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007 Registration No. 333-141641)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended December 31, 2008 for professional services for the review of the quarterly financial statements as at March 31, June 30 and September 30, 2008, annual financial statements as of December 31, 2008 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended March 31, June 30 and September 30, 2008 and $2,500 for the audit of December 31, 2008.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Vista Dorada’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in December 31, 2008 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to December 31, 2008 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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
January 14, 2009

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

Board of Directors
Vista Dorada Corp.
Manila, Philippines

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

We have audited the accompanying balance sheets of Vista Dorada Corp. (pre-exploration stage company) at December 31, 2008 and 2007, and the statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007 and for the period August 25, 2006 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Dorada Corp. as at December 31, 2008 and 2007, and the results of operations, and cash flows for the years ended December 31, 2008 and 2007 and the period August 25, 2006 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”
January 12, 2009

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
BALANCE SHEETS

	Dec. 31, 2008	Dec. 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 1,948	$ 1,918

Total Current Assets	$ 1,948	$ 1,918

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 14,256	$ 8,227
Accounts payable – related parties	26,993	16,260

Total Current Liabilities	41,249	24,487

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
98,970,000 shares issued and outstanding	98,970	98,970
Capital in excess of par value	(42,520)	(59,020)
Deficit accumulated during the pre-exploration stage	(95,751)	(62,519)

Total Stockholders’ Deficiency	(39,301)	(22,569)

	$ 1,948	$ 1,918

The accompanying notes are an integral part of these financial statements.

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2008 and 2007 and for the period from August 25, 2006 (date of inception) to December 31, 2008

	Year ended Dec. 31 2008	Year ended Dec. 31, 2007	Inception (Aug. 25, 2006) to Dec. 31, 2008

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration costs	-	-	5,000
Administrative	33,232	46,014	90,751

NET LOSS FROM OPERATIONS	$ (33,232)	$ (46,014)	$ (95,751)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	98,970,000	98,970,000

The accompanying notes are an integral part of these financial statements.

VISTA DORADA CORP.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period August 25, 2006 (date of inception) to December 31, 2008

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance August 25, 2006	-	$ -	$ -	$ -

Issuance of common shares for cash - October 31, 2006	90,000,000	90,000	(87,000)	-

Issuance of common shares for cash – December 20, 2006	8,970,000	8,970	5,980	-

Capital contributions – expenses	-	-	5,500	-

Net operating loss for the four months nded December 31, 2006	-	-	-	(16,505)

Capital contributions – expenses	-	-	16,500	-

Net operating loss for the year ended December 31, 2007	-	-	-	(46,014)

Capital contributions – expenses	-	-	16,500	-

Net operating loss for the year ended December 31, 2008	-	-	-	(33,232)

Balance as at December 31, 2008	98,970,000	$ 98,970	$ (42,520)	$ (95,751)

The accompanying notes are an integral part of these financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the year ended December 31, 2008 and 2007 and for the period from August 25, 2006 (date of inception) to December 31, 2008

	Year Ended Dec. 31, 2008	Year Ended Dec. 31, 2007	Inception (Aug. 25, 2006) to Dec. 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (33,232)	$ (46,014)	$ (95,751)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	6,029	2,213	14,256
Capital contributions – expenses	16,500	16,500	38,500

Net Cash Provided (Used) in Operations	(10,703)	(27,301)	(42,995)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans payable – related parties	10,733	11,260	26,993
Proceeds from issuance of common stock	-	-	17,950

Cash flows from financing activities	10,733	11,260	44,943

Net Increase (Decrease) in Cash	30	(16,041)	1,948

Cash at Beginning of Period	1,918	17,959	-

CASH AT END OF YEAR	$ 1,948	$ 1,918	$ 1,948

The accompanying notes are an integral part of these financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008
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

On December 31, 2008, the Company had a net operating loss carry forward of $95,751 for income tax purposes.  The tax benefit of approximately $28,700 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses expire in 2029.

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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
December 31, 2008

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 91% of the common stock issued and have made no interest, demand loans to the Company of $26,993 and have made contributions to capital of $38,500 in the form of expenses for the Company.

5.           CAPITAL STOCK

During October 2006, the Company completed a private placement of 90,000,000 post split common shares for $3,000 to its directors and a private placement of 8,970,000 post split common shares for $14,950.

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