Form 10-Q
period 2009-03-31
Vista Dorada Corp.
filed 2009-05-12
CIK 1380528

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                               to

Commission File Number: 333-141641

VISTA DORADA CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0536305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

104 Swallow Hill Drive, Barnstable, Massachusetts 02630
 (Address of principal executive offices)

 (508) 362-4420
(Registrant’s telephone number, including area code)

 (Former address of principal executive offices, including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company. See definitions of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐   Accelerated filer  ☐Non-accelerated filer  ☐  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐    No   ☒

The number of shares outstanding of the registrant’s common stock at March 31, 2009 was 98,970,000.

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Balance Sheet as at March 31, 2009 (unaudited) and December 31, 2008 (audited)	4

	Statement of Operations For the three ended March 31, 2009 and 2008 and for the period August 25, 2006 (Date of Inception) to March 31, 2009 (unaudited)	5

	Statement of Stockholders' Equity (Deficit) For the period August 25, 2006 (Date of Inception) to March 31, 2009 (unaudited)	6

	Statement of Cash Flows For the three months ended March 31, 2009 and 2008 and for the period August 25, 2006 (date of inception) to March 31, 2009 (unaudited)	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	11

ITEM 4.	Controls and Procedures	12

PART 11.	OTHER INFORMATION	13

ITEM 1.	Legal Proceedings	13

ITEM 1A.	Risk Factors	13

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3.	Defaults Upon Senior Securities	18

ITEM 4.	Submission of Matters to a Vote of Security Holders	18

ITEM 5.	Other Information	18

ITEM 6.	Exhibits	18

	SIGNATURES.	19

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Vista Dorada Corp. (a pre-exploration stage company) at March 31, 2009 (with comparative figures as at December 31, 2008) and the statement of operations for the three months ended March 31, 2009 and 2008 and for the period from August 25, 2006 (date of inception) to March 31, 2009 and the statement of cash flows for the three months ended March 31, 2009 and 2008 and for the period from August 25, 2006 (date of inception) to March 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

Vista Dorada Corp.
(A Pre-Exploration Stage Company)
Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$-	$1,948
Total current assets	-	1,948

Total assets	-	1,948

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$-	$14,256
Accounts payable - related parties	39,302	26,993
Total current liabilities	39,302	41,249

Total liabilities	39,302	41,249

STOCKHOLDERS' EQUITY (DEFICIT)

Capital stock
Common - 200,000,000 shares authorized at $0.001 par value, 98,970,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	98,970	98,970
Additional paid in capital	(42,520)	(42,520)
Deficit accumulated during the exploration stage	(95,752)	(95,751)

Total stockholders' deficit	(39,302)	(39,301)

Total liabilities and stockholders' equity (deficit)	$-	$1,948

The accompanying notes are an integral part of these financial statements.

Vista Dorada Corp.
(A Pre-Exploration Stage Company)
Statement of Operations
For the Three Months Ended March 31, 2009 and 2008
And for the period from August 25, 2006 [Inception] to March 31, 2009
(Unaudited)

	Three months ended March 31,		Period from August 25, 2006 [Inception] to
	2009	2008	March 31, 2009

Revenues	$-	$-	$-

Exploration costs
Administrative	1	9,692	95,752
Loss from operations	1	9,692	95,752

Net loss	1	9,692	95,752

Net loss per share - basic and diluted	$0.000	$0.000

Weighted average shares outstanding	98,970,000	98,970,000

The accompanying notes are an integral part of these financial statements.

Vista Dorada Corp.
(A Pre-Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from August 25, 2006 [Inception]  to March 31, 2009

	Common Stock		Additional Paid-	Accumulated Deficit during Exploration	Total Stockholders'
	Number	Amount	In Capital	Stage	Equity (Deficit)

Balance, at inception	-	$-	$-	$-	$-
Stock issued to founders for cash	90,000,000	90,000	(87,000)	-	3,000
Stock issued for cash	8,970,000	8,970	5,980	-	14,950
Capital contributions - expenses	-	-	5,500	-	5,500
Net loss from inception (August 25, 2006) to December 31, 2006	-	-	-	(16,505)	(16,505)
Balance, December 31, 2006	98,970,000	98,970	(75,520)	(16,505)	6,945
Capital contributions - expenses	-	-	16,500	-	16,500
Net loss for year	-	-	-	(46,014)	(46,014)
Balance, December 31, 2007	98,970,000	98,970	(59,020)	(62,519)	(22,569)
Capital contributions - expenses	-	-	16,500	-	16,500
Net loss for year	-	-	-	(33,232)	(33,232)
Balance, December 31, 2008	98,970,000	98,970	(42,520)	(95,751)	(39,301)
Net loss for period	-	-	-	(1)	(1)
Balance, March 31, 2009	98,970,000	$98,970	$(42,520)	$(95,752)	$(39,302)

*The common stock issued has been retroactively restated to reflect a forward stock split of 30 new shares for 1 old share, effective March 3, 2008.

The accompanying notes are an integral part of these financial statements.

Vista Dorada Corp.
 (A Pre-Exploration Stage Company)
Statement of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
And for the period from August 25, 2006 [Inception] to March 31, 2009

	Three months ended March 31,		Period from August 25, 2006 [Inception]
	2009	2008	to March 31, 2009

Operating activities
Net loss	$(1)	$(9,692)	$(95,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution to capital – expenses	-	4,125	38,500
Changes in:
Prepaid expenses	-	-	-
Accounts payable and accrued liabilities	(14,256)	798	-
Cash used in operating activities	(14,257)	(4,769)	(57,252)

Cash flows used in investing activities	-	-	-

Financing activities
Proceeds from issue of common stock	-	-	17,950
Proceeds from related party debt	12,309	4,769	39,302
Cash flows provided by financing activities	12,309	4,769	57,252

Net increase (decrease) in cash	(1,948)	-	-

Cash, beginning of period	1,948	1,918	-

Cash, end of period	$-	$1,918	$-

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Vista Dorada Corp.
(A Pre-Exploration Stage Company)
Notes to Financial Statements
March 31, 2009

1.	Basis of presentation

The accompanying unaudited interim financial statements of Vista Dorada Corp. (“Vista”, “the Company” ) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Nature of operations and going concern

Vista Dorada Corp. was incorporated in the State of Nevada, United States of America, on August 25, 2006 under the name Visa Dorada Corp., and changed its name to Vista Dorada Corp. on August 31, 2006.

In March 2007, the Company acquired the Mocambo Gold Claim located in the Republic of Fiji, approximately 45 miles from the City of Nadi.  At March 31, 2009, the claim remains in good standing.

In March 2008, the Company effected a 30 new for 1 old forward stock split, resulting in an increase of the outstanding shares of common stock from 3,299,000 to 98,970,000 shares of common stock.
The common stock of Company is quoted for trading on the Over-the-Counter Bulletin Board under the symbol VDOR.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $95,752 its inception, has a working capital deficiency of $39,302 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future.  Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses.  Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

3.	Due to related parties

During the fiscal year ended December 31, 2007, the Company received $26,993 pursuant to advances from its directors, and $38,500 in capital contributions in the form of expenses for the Company.

During the quarter ended March 31, 2009, the Company received further advances amounting to $12,310.
The advances are unsecured, bear no interest and don’t have any specific terms of repayment.   At March 31, 2009, these advances are included on the balance sheet.

On April 30, 2009, the amounts due, totaling $39,302.50, were assigned to a third party for no consideration.

4.	Capital stock

On March 3, 2008, the Company forward split its issued common shares on the basis of thirty new shares for one old share.  The Company’s authorized share capital is 200 million shares, with a par value of $0.001.

The number of shares referred to in these financial statements has been restated to give retroactive effect on the forward stock split.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our financial statements and the notes, which form an integral part of the financial statements, which are attached hereto.

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

Background

Vista Dorada Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on August 25, 2006 under the name of Visa Dorada Corp.  On August 31, 2006 we changed our name to Vista Dorada Corp.

We are the registered and beneficial owner of a 100% interest in the Mocambo Gold Claim (the “VDC Claim”) situated in the Republic of Fiji.  We acquired the VDC Claim for the sum of $5,000 from EGM Resources Inc., an unrelated third party vendor, by an agreement dated March 4, 2007.  The VDC Claim is an unpatented mineral claim and was assigned to us by EGM Resources Inc. on March 4, 2007 and the assignment was filed and registered with the Mineral Resources Department of the Ministry of Energy and Natural Resources of the government of the Republic of Fiji. We are a start-up mineral exploration company in the pre-exploration stage and have not generated any operating revenues since inception.

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

To date, we have not conducted any exploration work on the VDC Claim.   We intend to raise additional capital to conduct exploration work and otherwise fund our ongoing operating expenses.

We raised $3,000 in initial seed capital on October 31, 2006 whereby 90,000,000 (post forward split) common shares were issued to our officers and directors.  On December 20, 2006, we entered into a private placement whereby 8,970,000 (post  forward split) common shares were sold to raise $14,950.

On April 30, 2009, our former president and director, Jimmy Soo, and our former secretary, treasurer and director, Donn P.T. Lee, resigned from the Company.  On April 30, 2009, our board of directors appointed John J. Lennon as President, Chief Financial Officer, Chief Executive Officer, Secretary, and Treasurer of the Company to fill the vacancy created by the resignation of Messrs. Soo and Lee.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  As of, and for the three months ended March 31, 2009, there have been no material changes or updates to our Company’s critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on January 12, 2009.

Comparison of Three month periods ended March 31, 2009 and March 31, 2008

Revenues
During the three month period ended March 31, 2009, we earned no revenues.

General and administrative expenses

During the three month period ended March 31, 2009, we incurred total expenses of $1, as compared to $9,692 for the three month period ended March 31, 2008. The expenses in 2008 were related mainly to management and consulting fees.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early pre-exploration stage.

Liquidity and Capital Resources

As of March 31, 2009, we had no  cash and working capital deficiency of $39,302.  During the three month period ended March 31, 2009, our primary sources of cash were proceeds from related parties debt.  Given our March 31, 2009 cash balance and our projected operating cash requirements, we anticipate that our existing capital resources will not be adequate to satisfy our cash flow requirements through December 31, 2009 and we will be required to raise capital through debt or equity financings. There are no assurances that any of these financing alternatives will be available to us, or if available, on terms satisfactory to us.

The Company has had no revenue since inception and its accumulated deficit is $95,752.  To date, the growth of the Company has been funded by the sale of shares and advances by its directors in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months is for us to maintain the VDC Claim in good standing with the Government of Fiji and meet our filing requirements.   Presently we do not have the funds to consider any additional mineral claims.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable

ITEM 4.   CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer along with our Principal Financial Officer, of the effectiveness of the design of the our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of our fiscal quarter pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing this assessment, our management identified the following material weaknesses:

● Our Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

● We have limited segregation of duties which is not consistent with good internal control procedures.

● We do not have a written internal control procedurals manual which outlines the duties and reporting requirements of the directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal controls.

● There are no effective controls instituted over financial disclosure and the reporting processes.

Our management feels the weaknesses identified above, being the latter three, have not had any affect on our financial results. We will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

Our management will endeavor to correct the above noted weaknesses in internal controls once we have adequate funds to do so. By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee. With the addition of other Board Members and staff, the segregation of duties issue will be address and will no longer be a concern to management. By having a written policy manual outlining the duties of each of our officers and staff, will facilitate better internal control procedures.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART 11 – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which the VDC Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.  RISK FACTORS

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below.

1.  Because our auditors have issued a going concern opinion and because our officers and directors may not continue to loan money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our 2008 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. If we do not raise additional capital, we will be unable to conduct exploration activity, beyond our initial work program, and may have to cease operations and go out of business.

2. Our liquidity, and thus our ability to continue to operate depend upon the continuing willingness of our controlling stockholder to finance the Company’s operations.

We are currently financing our continuing operations with cash loaned to us by our controlling shareholder, Jimmy Soo.  To date Mr. Soo has loaned us $26,993.  He has agreed to advance up to $35,000 on an ‘as needed’ basis.  Without these loan advances, and absent our ability to raise capital otherwise, we would be forced to go out of business.  Furthermore, if Mr. Soo were to demand repayment of his loan advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

3. Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

4.   Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having ore reserves is extremely remote, in all probability our sole property, the Mocambo Gold Claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely.

5. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated in 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to March 31, 2009 is $95,752.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

6.   Because our officers and directors do not have technical training or experience in starting, and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of your investment.

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

7.   We have no known ore reserves. Without ore reserves we cannot generate income and if we cannot generate income we will have to cease exploration activity which will result in the loss your investment.

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

Any potential development of and production from the VDC Claim depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and do not have much capital, we must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors including, but not limited to:

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

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible.  If the cost of extracting any minerals that might be found on the VDC Claim is in excess of the selling price of such minerals, we would not be able to develop the VDC Claim.  Accordingly even if ore reserves were found on the VDC Claim, without sufficient tonnage of adequate grade we would still not be able to economically extract the minerals from the VDC Claim in which case we would have to abandon the Mocambo Claim and seek another mineral property to develop, or cease operations altogether.

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

15. Competition in the gold mining industry is highly competitive and there is no assurance that we will be successful.

The gold mining industry is intensely competitive. We compete with numerous individuals and companies, including many major mining companies which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable properties for mining operations and necessary mining equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

16. We anticipate the need to sell shares of our common stock to raise capital which would cause dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock.  This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.  Obtaining additional financing will be subject to market conditions, industry trends, investor sentiment and investor acceptance of our business plan and management. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to further our operations, implementation of our business plan may fail or be delayed.

17. A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Although our common stock is quoted on the OTCBB under the symbol “VDOR,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

18. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price, as defined, less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors such as, institutions with assets in excess of $5,000,000 or an individual with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser’s written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also affect the ability of our stockholders to sell their shares in the secondary market.

19.  We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we are required to include management's report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending December 31, 2009. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to remain substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

20. Our management and stockholders may lose control of the Company as a result of a merger or acquisition.
We may consider an acquisition in which we would issue as consideration for the business opportunity to be acquired an amount of our authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. As a result, the acquiring company's stockholders and management would control the Company, and our current management may be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of our Company by our current stockholders.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641).

3.2	Bylaws (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641)

31.1	Section 302 Certification– Principal Executive Officer

31.2	Section 302 Certification– Principal Financial Officer and Principal Accounting Officer

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 –  Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA DORADA CORP.
(Registrant)

Date: May 12, 2009	John J. Lennon
Chief Executive Officer, Chief Financial Officer, Secretary