Form 10-Q
period 2009-06-30
Nordic Turbines, Inc.
filed 2009-08-14
CIK 1380528

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                               to

Commission File Number: 333-141641

NORDIC TURBINES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0536305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1694 Falmouth Road, Suite 147, Centerville, Massachusetts
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
Yes  ☐     No    ☒

The number of shares outstanding of the registrant’s common stock at August 13, 2009 was 49,485,000.

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Balance Sheet as at June 30, 2009 (unaudited) and December 31, 2008 (audited)	4

	Statement of Operations For the three and six month periods ended June 30, 2009 and 2008 and for the period August 25, 2006 (Date of Inception) to June 30, 2009 (unaudited)	5

	Statement of Stockholders' Equity (Deficit) For the period August 25, 2006 (Date of Inception) to June 30, 2009 (unaudited)	6

	Statement of Cash Flows For the six month period ended June 30, 2009 and 2008 and for the period August 25, 2006 (date of inception) to June 30, 2009 (unaudited)	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	12

ITEM 4.	Controls and Procedures	13

PART 11.	OTHER INFORMATION	13

ITEM 1.	Legal Proceedings	13

ITEM 1A.	Risk Factors	13

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	17

ITEM 4.	Submission of Matters to a Vote of Security Holders	17

ITEM 5.	Other Information	17

ITEM 6.	Exhibits	18

	SIGNATURES.	19

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Nordic Turbines, Inc. (a pre-exploration stage company) at June 30, 2009 (with comparative figures as at December 31, 2008) and the statement of operations for the three and six months ended June 30, 2009 and 2008 and for the period from August 25, 2006 (date of inception) to June 30, 2009 and the statement of cash flows for the three months ended June 30, 2009 and 2008 and for the period from August 25, 2006 (date of inception) to June 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

Nordic Turbines, Inc.
(Formerly Vista Dorada Corp.)
(A Pre-Exploration Stage Company)
Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$-	$1,948
Prepaid expenses	10,000	-
Total current assets	10,000	1,948

Loan receivable	1,004,932	-

Total assets	$1,014,932	$1,948

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$22,060	$14,256
Accounts payable - related parties	-	26,993
Notes payable	1,073,537	-
Total current liabilities	1,095,597	41,249

Total liabilities	1,095,597	41,249

STOCKHOLDERS' EQUITY (DEFICIT)

Capital stock
Common - 100,000,000 shares authorized at $0.001 par value, 49,485,000 shares issued and outstanding	49,485	49,485
Additional paid in capital	6,965	6,965
Deficit accumulated during the exploration stage	(137,115)	(95,751)

Total stockholders' deficit	(80,665)	(39,301)

Total liabilities and stockholders' equity (deficit)	$1,014,932	$1,948

The accompanying notes are an integral part of these financial statements.

Nordic Turbines, Inc.
(Formerly Vista Dorada Corp.)
(A Pre-Exploration Stage Company)
Statement of Operations
For the Three and Six Months Ended June 30, 2009 and 2008
And for the period from August 25, 2006 [Inception] to June 30, 2009
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from August 25, 2006 [Inception] to June
	2009	2008	2009	2008	30, 2009

Revenues	$-	$-	$-	$-	$-

Administrative expenses	38,811	7,169	38,812	16,861	134,563
Loss from operations	(38,811)	(7,169)	(38,812)	(16,861)	(134,563)

Other income and expenses
Interest expense	(7,484)	-	(7,484)	-	(7,484)
Interest income	4,932	-	4,932	-	4,932
	(2,552)	-	(2,552)	-	(2,552)

Net loss	$(41,363)	$(7,169)	$(41,364)	$(16,861)	$(137,115)

Net loss per share - basic and diluted	$(0.001)	$(0.000)	$(0.001)	$(0.000)

Weighted average shares outstanding	49,485,000	49,485,000	49,485,000	49,485,000

The accompanying notes are an integral part of these financial statements.

Nordic Turbines, Inc.
(Formerly Vista Dorada Corp.)
(A Pre-Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from August 25, 2006 [Inception]  to June 30, 2009

	Common Stock		Additional Paid-	Accumulated Deficit during Development	Total Stockholders'
	Number	Amount	In Capital	Stage	Equity (Deficit)

Balance, at inception	-	$-	$-	$-	$-
Stock issued to founders for cash	45,000,000	45,000	(42,000)	-	3,000
Stock issued for cash	4,485,000	4,485	10,465	-	14,950
Capital contributions - expenses	-	-	5,500	-	5,500
Net loss from inception (August 25, 2006) to December 31, 2006	-	-	-	(16,505)	(16,505)
Balance, December 31, 2006	49,485,000	49,485	(26,035)	(16,505)	6,945
Capital contributions - expenses	-	-	16,500	-	16,500
Net loss for year	-	-	-	(46,014)	(46,014)
Balance, December 31, 2007	49,485,000	49,485	(9,535)	(62,519)	(22,569)
Capital contributions - expenses	-	-	16,500	-	16,500
Net loss for year	-	-	-	(33,232)	(33,232)
Balance, December 31, 2008	49,485,000	49,485	6,965	(95,751)	(39,301)
Net loss for period	-	-	-	(41,364)	(41,364)
Balance, June 30, 2009	49,485,000	$49,485	$6,965	$(137,115)	$(80,665)

*The common stock issued has been retroactively restated to reflect a forward stock split of 30 new shares for 1 old share, effective March 3, 2008, and a reverse stock split of 1 new share for 2 old shares, effective May 18, 2009.

The accompanying notes are an integral part of these financial statements.

Nordic Turbines, Inc.
(Formerly Vista Dorada Corp.)
(A Pre-Exploration Stage Company)
Statement of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
And for the period from August 25, 2006 [Inception] to June 30, 2009

	Six months ended June 30,		Period from August 25, 2006 [Inception] to June
	2009	2008	30, 2009
Operating activities
Net loss	$(41,364)	$(16,861)	$(137,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Contribution to capital - expenses	-	8,250	38,500
Accrued interest expense	7,484	-	7,484
Accured interest income	(4,932)	-	(4,932)
Changes in:
Prepaid expenses	(10,000)	-	(10,000)
Accounts payable and accrued liabilities	7,804	376	22,060
Cash used in operating activities	(41,008)	(8,235)	(84,003)

Cash flows used in investing activities	-	-	-

Financing activities
Proceeds from issue of common stock	-	-	17,950
Funds advanced	(1,000,000)	-	(1,000,000)
Proceeds from notes payable	1,066,053	-	1,066,053
Proceeds from related party debt	(26,993)	8,235	-
Cash flows provided by financing activities	39,060	8,235	84,003

Net increase (decrease) in cash	(1,948)	-	-

Cash, beginning of period	1,948	1,918	-

Cash, end of period	$-	$1,918	$-

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Nordic Turbines, Inc.
(Formerly Vista Dorada Corp.)
(A Pre-Exploration Stage Company)
Notes to Financial Statements
June 30, 2009

1.	Basis of presentation

The accompanying unaudited interim financial statements of Nordic Turbines, Inc. (formerly Vista Dorada Corp.) (“Nordic”, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.	Nature of operations and going concern

Nordic Turbines, Inc. was incorporated in the State of Nevada, United States of America, on August 25, 2006 under the name Vista Dorada Corp.  On June 11, 2009, the Company changed its name to Nordic Turbines, Inc.

In March 2007, the Company acquired the Mocambo Gold Claim located in the Republic of Fiji, approximately 45 miles from the City of Nadi.  At June 30, 2009, the claim remains in good standing.  The Company has not conducted any exploration work on the claim, and therefore considered a pre-exploration stage company.

On May 22, 2009, we entered into a letter of intent with Wuhan Guoce Nordic New Energy Co. Ltd. (“GC Nordic”) to acquire all of the issued and outstanding shares of GC Nordic in exchange for GC Nordic acquiring fifty four percent (54%) of the Company’s issued and outstanding shares of common stock.  Subsequent to June 30, 2009, on July 24, 2009 and as further amended and restated on July 31, 2009, the Company entered into a binding letter of intent (the “LOI”) with Luckcharm Holdings Limited, a Hong Kong company (“Luckcharm”), GC Nordic, Ceyuan Ventures II, L.P. (“Ceyuan LP”), Ceyuan Ventures Advisors Fund II, LLC (“Ceyuan LLC”) and NewMargin Growth Fund L.P. (“NewMargin”).   Under the terms of the LOI, the parties agreed to the following binding provisions: (i) the Company, Luckcharm and GC Nordic agreed to enter into a definitive agreement by August 31, 2009 whereby the Company, or its wholly-owned subsidiary, will acquire all of the issued and outstanding shares of Luckcharm in exchange for Luckcharm acquiring fifty four percent (54%) of the Company’s issued and outstanding shares of common stock (the “Merger”); (ii) upon consummation of the Merger, the Company shall directly or indirectly own all of the outstanding capital stock of GC Nordic; (iii) the closing date for the Merger shall be thirty days from the date GC Nordic completes an audit of its financial statements as required under U.S. securities laws; and (iv) the obligation of GC Nordic to consummate the Merger is conditioned upon an additional financing of at least USD $10,000,000 in the merged entity at closing (refer to notes 3 and 4).

Concurrently with the LOI, subsequent to June 30, 2009, on July 20, 2009 and as restated on July 31, 2009, the Company entered into a financing agreement (the “Financing Agreement”) with Luckcharm, GC Nordic, Ceyuan LP, Ceyuan LLC and NewMargin.

The common stock of Company is quoted for trading on the Over-the-Counter Bulletin Board under the symbol NDTI.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $137,115 from its inception, has a working capital deficiency of $1,085,597 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

3.	Loan receivable

On May 22, 2009, the Company loaned $1,000,000 pursuant to a promissory note.  The note is secured by the assets of the borrower, accrues interest at 6% per annum calculated annually from May 31, 2009, and is due December 8, 2009.  Upon closing of certain agreements as described in note 2, the loan, excluding any interest accrued, will be considered an inter-co loan.  If the proposed transactions are not completed by December 8, 2009, and the principal, together with interest, have not been fully repaid by June 8, 2010, the Company will have the right, at its option, to convert the promissory note to a percentage equity interest in the borrower, equal to 4.44% multiplied by that fraction of the principal not repaid by June 8, 2010.

Subsequent to June 30, 2009, on July 31, 2009, the Company loaned $10,000,000 pursuant to a promissory note.  Upon closing of certain agreements as described in note 2, the loan shall be forgiven and the note cancelled.  If these agreements do not complete, the loan shall be forgiven and the note cancelled so as long as the Company complies with the conversion provisions as set forth under these various agreements within 180 days from July 31, 2009 (“Maturity Date”), then the note shall be due and payable on the Maturity Date.

4.	Notes payable

On April 30, 2009, $39,303 due to former directors of the Company, as described in note 5, was assigned to a third party for no consideration.   The note is unsecured, bears no interest and is due on demand.

On June 8, 2009, the Company received $600,000 pursuant to a promissory note.  The note is unsecured, bears interest at 1% per month calculated monthly, and is due on demand.   The note and accrued interest can be converted, at the option of the lender, into shares of common stock of the Company, at $1.00 per share or at such price and in such terms as being offered to investors at the time of conversion.  At June 30, 2009, $4,400 in interest has been accrued pursuant to this note.

On June 8, 2009, the Company received $415,000 pursuant to a promissory note.  The note is unsecured, bears interest at 1% per month calculated monthly, and is due on demand.   The note and accrued interest can be converted, at the option of the lender, into shares of common stock of the Company, at $1.00 per share or at such price and in such terms as being offered to investors at the time of conversion.  At June 30, 2009, $3,043 in interest has been accrued pursuant to this note.

On June 9, 2009, the Company received $11,750 pursuant to a promissory note.  The note is unsecured, bears interest at 6% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued interest can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At June 30, 2009, $41 in interest has been accrued pursuant to this note.

Subsequent to June 30, 2009, on July 9, 2009, the Company received $5,000 pursuant to a promissory note.  The note is unsecured, bears interest at 6% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued interest can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.

Subsequent to June 30, 2009, on July 31, 2009, the Company received $5,000,000 pursuant to two convertible promissory notes.  The notes bear interest at 6% per annum calculated annually. Upon closing of certain agreements as described in note 2, the principal and accrued interest will automatically be converted into shares of common stock of the Company, at a rate of $0.80 per share.

Subsequent to June 30, 2009, on July 31, 2009, the Company received $185,500 pursuant to a convertible promissory note.  The note bears interest at 6% per annum calculated annually. Upon closing of certain agreements as described in note 2, the principal and accrued interest will automatically be converted into shares of common stock of the Company, at a rate of $0.80 per share.

Subsequent to June 30, 2009, on July 31, 2009, the Company received $4,814,500 pursuant to a convertible promissory note.  The note bears interest at 6% per annum calculated annually. Upon closing of certain agreements as described in note 2, the principal and accrued interest will automatically be converted into shares of common stock of the Company, at a rate of $0.80 per share.

5.	Due to related parties

During the fiscal year ended December 31, 2007, the Company received $26,993 pursuant to advances from its directors, and $38,500 in capital contributions in the form of expenses for the Company.  The advances are unsecured, bear no interest and don’t have any specific terms of repayment.

During the six month period ended June 30, 2009, the Company received further advances amounting to $12,310.  On April 30, 2009, the amounts due, totaling $39,303, were assigned to a third party for no consideration.

There are no shares held by related parties.

6.	Capital stock

The Company’s authorized share capital is 100 million shares, with a par value of $0.001.

On March 3, 2008, the Company forward split its issued common shares on the basis of thirty new shares for one old share, resulting in an increase of the outstanding shares of common stock from 3,299,000 to 98,970,000 shares of common stock.   On May 18, 2009, the Company effected a 1 new for 2 old reverse stock split, resulting in a decrease of the outstanding shares of common stock from 98,970,000 to 49,485,000.

The number of shares referred to in these financial statements has been restated to give retroactive effect on the stock splits.

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

Our Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Background

Nordic Turbines, Inc. formerly known as Vista Dorada Corp. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on August 25, 2006 under the name of Visa Dorada Corp. for the purpose of acquiring and developing mineral properties.  On August 31, 2006 we changed our name to Vista Dorada Corp.

We are the registered and beneficial owner of a 100% interest in the Mocambo Gold Claim (the “VDC Claim”) situated in the Republic of Fiji.  We acquired the VDC Claim for the sum of $5,000 from EGM Resources Inc., an unrelated third party vendor, by an agreement dated March 4, 2007.  The VDC Claim is an unpatented mineral claim and was assigned to us by EGM Resources Inc. on March 4, 2007 and the assignment was filed and registered with the Mineral Resources Department of the Ministry of Energy and Natural Resources of the government of the Republic of Fiji. We own no other mineral property and are not engaged in the exploration of any other mineral properties.  There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the VDC Claim or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility. To date, we have not conducted any exploration work on the VDC Claim and we have not generated any operating revenues since inception. On May 18, 2009, we effected a 1-for-2 reverse stock split to better position the company for growth for the rest of 2009 and to improve trading liquidity, broaden ownership, and enhance overall shareholder value.

In an effort to grow our company, on May 22, 2009, we entered into a letter of intent with Wuhan Guoce Nordic New Energy Co. Ltd., a company organized under the laws of the People’s Republic of China (“GC Nordic”). Under the terms of the letter of intent, the parties agreed to act towards entering into a definitive agreement whereby we would acquire all of the issued and outstanding shares of GC Nordic in exchange for GC Nordic acquiring fifty four percent (54%) of our issued and outstanding shares of common stock.  Additionally, under the terms of the letter of intent we provided GC Nordic with a secured bridge loan in the amount of $1,000,000 to be applied toward legal and audit expenses, and working capital. Upon the closing of the acquisition transaction, the bridge loan will become an investment in GC Nordic and our Board of Directors will establish the terms for repayment.

Subsequent to our fiscal quarter ended June 30, 2009, on July 20, 2009 and as amended and restated on July 31, 2009, we entered into a financing agreement (the “Financing Agreement”) with Luckcharm Holdings Limited, a Hong Kong company (“Luckcharm”), GC Nordic, Ceyuan Ventures II, L.P. (“Ceyuan LP”), Ceyuan Ventures Advisors Fund II, LLC (“Ceyuan LLC”) and NewMargin Growth Fund L.P. (“NewMargin”) whereby we agreed to lend Luckcharm (i) $2,500,000 before July 24, 2009 and (ii) $7,500,000 before July 31, 2009.  In order to guarantee our lending obligations under the agreement, NewMargin agreed to lend $5,000,000 and Ceyuan LP and Ceyuan LLC agreed to lend the aggregate of $5,000,000 of the above amounts to us.  Upon the consummation of the Merger (as defined below), the $10,000,000 loan made to us by NewMargin, Ceyuan LP and Ceyuan LLC will be converted into shares of our common stock at a conversion price equal to $0.80 per share.  If the Merger fails to be consummated, the $10,000,000 loans from NewMargin, Ceyuan LP and Ceyuan LLC will be forgiven and canceled, and will automatically convert into an aggregate 29.87% equity interest in GC Nordic.

Subsequent to our fiscal quarter ended June 30, 2009, in furtherance of the Financing Agreement, on July 22, 2009 NewMargin loaned us $2,500,000 pursuant to a convertible promissory note, as amended, and we in turn loaned $2,500,000 to Luckcharm for purposes of working capital and inventory. Additionally, on July 31, 2009, NewMargin loaned us another $2,500,000 and Ceyuan LP and Ceyuan LLC loaned us the aggregate amount of $5,000,000, each loan pursuant to a convertible promissory note, and we in turn loaned $7,500,000 to Luckcharm for purposes of working capital and inventory. Upon consummation of the Merger, the principal and interest due under such notes will automatically convert into shares of our common stock at a conversion price per share equal to $0.80.  In the event the Merger is not consummated within 180 days from the date of each such note, the debt underlying each such note shall be converted in accordance with the Financing Agreement and such debt shall be forgiven and cancelled.

Subsequent to our fiscal quarter ended June 30, 2009, on July 24, 2009 and as further amended and restated on July 31, 2009, we entered into a binding letter of intent (the “LOI”) with Luckcharm, GC Nordic, Ceyuan LP, Ceyuan LLC and NewMargin. Under the terms of the LOI, the parties agreed to the following binding provisions: (i) we, Luckcharm and GC Nordic agreed to enter into a definitive agreement by August 31, 2009 whereby we, or a wholly-owned subsidiary ours, will acquire all of the issued and outstanding shares of Luckcharm in exchange for Luckcharm acquiring fifty four percent (54%) of our issued and outstanding shares of common stock (the “Merger”); (ii) upon consummation of the Merger, we shall directly or indirectly own all of the outstanding capital stock of GC Nordic; (iii) the closing date for the Merger shall be thirty days from the date GC Nordic completes an audit of its financial statements as required under U.S. securities laws; and (iv) the obligation of GC Nordic to consummate the Merger is conditioned upon an additional financing of at least USD $10,000,000 in the merged entity at closing.

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

 The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  As of, and for the three months ended June 30, 2009, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on January 12, 2009.

Comparison of Three and Six month periods ended June 30, 2009 and June 30, 2008

Revenues
During the three and six month periods ended June 30, 2009 and June 30, 2008, we earned no revenues from operations.

General and administrative expenses

During the three and six month periods ended June 30, 2009, we incurred total expenses of $41,363 and $41,364, respectively, as compared to $7,169 and $16,86 for the three and six month periods ended June 30, 2008. The  increases in expenses were related mainly to investor relations expenses, legal fees and interest expense.

Expenses or other cash flows in this period may not be indicative of future periods as we are in the early pre-exploration stage.

Liquidity and Capital Resources

As of June 30, 2009, we had $nil cash and working capital deficiency of $1,085,597.  During the three month period ended June 30, 2009, our primary sources of cash were proceeds from debt financings.  Given our June 30, 2009 cash balance and our projected operating cash requirements, we anticipate that our existing capital resources will not be adequate to satisfy our cash flow requirements through December 31, 2009 and we will be required to raise capital through debt or equity financings. There are no assurances that any of these financing alternatives will be available to us, or if available, on terms satisfactory to us.

For the six month period ended June 30, 2009, we used net cash of $41,008 in operations. Net cash from operating activities reflected an increase in accounts payable of $7,804 and in prepaid expenses of $10,000.  The amounts due to related parties were assigned to third party.

We raised $1,066,053 during the six month period ended June 30, 2009 from the proceeds of convertible notes, and used $1,000,000 as a loan.

Our current cash requirements are significant due to the contemplated merger transaction. Accordingly, we expect to continue to use cash to fund operations for at least the remaining of our fiscal year ended December 31, 2009, as we look to grow our company.

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

In performing this assessment, our management identified the following material weaknesses:

● We do not currently have a separate Audit Committee and our Board of Directors currently functions as the Audit Committee.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART 11 – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

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

The duration or severity of the current global economic downturn and disruptions in the financial markets, and their impact on our company, are uncertain. The mining industry generally is highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. The recent global economic downturn, coupled with the global financial and credit market disruptions, have had a historic negative impact on the mining industry. These events have contributed to an unprecedented decline in metal prices, weak end markets, a sharp drop in demand, increased global inventories, and higher costs of borrowing and/or diminished credit availability. While we believe that the long-term prospects for gold remain bright, we are unable to predict the duration or severity of the current global economic and financial crisis. There can be no assurance that any actions we may take in response to further deterioration in economic and financial conditions, will be sufficient. A protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a material adverse effect on our business, financial condition or results of operations.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations. We have a limited operating history. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. We may not be able to achieve a similar growth rate in future periods. Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance. Our success is significantly dependent on completing planned acquisitions, exploration and meeting business objectives. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the initial stages of exploring our prospect. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution. We will require additional funds to continue our mineral exploration and production activities, and to take advantage of any available business opportunities. Historically, we have financed our expenditures primarily with proceeds from the sale of debt and equity securities, and bridge loans from our officers and stockholders. In order to meet our obligations or acquire an operating business, we will have to raise additional funds. Obtaining additional financing will be subject to market conditions, industry trends, investor sentiment and investor acceptance of our business plan and management. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to further our operations, implementation of our business plan may fail or be delayed.

Our Independent Auditors’ report states that there is a substantial doubt that we will be able to continue as a going concern. Our independent auditors state in their audit report, for the fiscal year ended December 31, 2008, that since we have not established a source of revenue and future operations are dependent on our ability to raise capital from shareholders or other sources, there is a substantial doubt that we will be able to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

If we grant employee share options and other share-based compensation, our net income could be adversely affected. If we grant share purchase options to directors and employees, we will account for options granted in accordance with FASB Statement No. 123 (Revised 2004), “Share-Based Payments,” or SFAS 123R, which requires all companies to recognize, as an expense, the fair value of share options and other share-based compensation to employees. As a result, if we were to grant options to directors and employees, we would have to account for compensation costs for all share options using a fair-value based method and recognize expenses in our consolidated statement of operations in accordance with the relevant rules under U.S. GAAP, which may have a material and adverse effect on our reported earnings. If we try to avoid incurring these compensation costs, we may not be able to attract and retain key personnel, as share options are an important employee recruitment and retention tool. If we grant employee share options or other equity incentive based compensation, our net income could be adversely affected.

Inability of our officers and directors to devote sufficient time to the operation of the business may limit our success. Presently, our officers and directors allocate only a portion of their time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. This lack of sufficient time of our management may result in limited growth and success of the business.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost. Because the probability of an individual prospect ever having ore reserves is extremely remote, in all probability our sole prospect, the Mocambo Gold Claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations. We were incorporated in 2006, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to June 30, 2009 is $137,115.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to locate an economic ore reserve
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral prospect. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Because our officers and directors do not have technical training or experience in starting, and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of your investment. Because our officers and directors are inexperienced with exploring for minerals and starting, and operating a mineral exploration company, we will have to hire qualified persons to perform surveying, exploration, and excavation of our prospect.  Our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.   Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like ours.  Unless our part time officers are willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for the Company and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether.

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

Because we are small and do not have much capital, we must delay conduct of any exploration and as a result may not find an ore body, and without an ore body, we cannot generate revenues. Any potential development of and production from the VDC Claim depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and do not have much capital, we must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing the prospect into production including exploration preparation of production feasibility studies, and construction of production facilities;
●	Availability and cost of financing;
●	Ongoing costs of production;
●	Market prices for the minerals to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulations and controls.

Such programs will require very substantial additional funds. Because we may have to limit our exploration, we may not find an ore body, even though our prospect may contain mineralized material. Without an ore body, we cannot generate revenues.

Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities, and if such an event were to occur it may result in a loss of your investment. The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the VDC Claim, our sole prospect, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in rugged terrain, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the VDC Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the VDC Claim is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

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

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.  Although our common stock is quoted on the OTCBB under the symbol “NDTI,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders and/or have rights and preferences greater than our common stock. Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 100,000,000 shares of common stock authorized. As of the date of this Report, we have 49,485,000 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.

Our Board of Directors may designate and authorize issuance of preferred stocks which could have rights, preferences or privileges in priority to our common stock holders, and which may further dilute common stock holders.  Our Board of Directors has the authority to issue shares of preferred stock and to determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of these shares of preferred stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. At this time, the Company has no present plans to issue any preferred stock.

Our common stock may be subject to the penny stock rules which may make it more difficult to sell our common stock. The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price, as defined, less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors such as, institutions with assets in excess of $5,000,000 or an individual with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser’s written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also affect the ability of our stockholders to sell their shares in the secondary market.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 8, 2009, we issued convertible promissory notes to foreign accredited investor for aggregate proceeds of $1,015,000.  The amount is unsecured and is due on demand.  The principal amount bears interest at 1% per month calculated monthly and payable on demand.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at $1.00 per share or at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible notes in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On June 9 2009, we issued a convertible promissory note to a foreign accredited investor for proceeds of $11,750.  The amount is unsecured and is due on demand.  The principal amount bears interest at 6% per annum calculated and payable on demand.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

Subsequent to our fiscal quarter ended June 30, 2009, on July 9, 2009, we issued a convertible promissory note to a foreign accredited investor for proceeds of $5,000.  The amount is unsecured and is due on demand.  The principal amount bears interest at 6% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641).

3.2	Bylaws (incorporated by reference from Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641)

10.1	Amended and Restated Agreement dated July 31, 2009

31.1	Section 302 Certification– Principal Executive Officer

31.2	Section 302 Certification– Principal Financial Officer and Principal Accounting Officer

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

NORDIC TURBINES, INC.
(Registrant)

Date: August 14, 2009	/s/ John J. Lennon
Chief Executive Officer, Chief Financial Officer, Secretary