Form 10-Q
period 2009-09-30
GC China Turbine Corp.
filed 2009-11-17
CIK 1380528

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                               to

Commission File Number: 001-33442

GC CHINA TURBINE CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0536305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No. 86, Nanhu Avenue, East Lake Development Zone,
Wuhan, Hubei Province 430223
People’s Republic of China
 (Address of principal executive offices)

+8627-8798-5051
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
Large accelerated filer  ☐   Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The number of shares outstanding of the registrant’s common stock at October 30, 2009 was 58,970,015.

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2009 (unaudited) and December 31, 2008 (audited)	4

	Statement of Operations For the three and nine month periods ended September 30, 2009 and 2008 and for the period August 25, 2006 (Date of Inception) to September 30, 2009 (unaudited)	5

	Statement of Stockholders' Equity (Deficit) For the period August 25, 2006 (Date of Inception) to September 30, 2009 (unaudited)	6

	Statement of Cash Flows For the nine month period ended September 30, 2009 and 2008 and for the period August 25, 2006 (date of inception) to September 30, 2009 (unaudited)	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	13

ITEM 4.	Controls and Procedures	13

PART 11.	OTHER INFORMATION	14

ITEM 1.	Legal Proceedings	14

ITEM 1A.	Risk Factors	14

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	25

ITEM 4.	Submission of Matters to a Vote of Security Holders	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits	25

	SIGNATURES.	27

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of GC China Turbine Corp. at September 30, 2009 (with comparative figures as at December 31, 2008) and the statement of operations for the three and nine months ended September 30, 2009 and 2008 and for the period from August 25, 2006 (date of inception) to September 30, 2009 and the statement of cash flows for the nine months ended September 30, 2009 and 2008 and for the period from August 25, 2006 (date of inception) to September 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

GC China Turbine Corp.
(Formerly Nordic Turbines, Inc.)
(A Pre-Exploration Stage Company)
Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$-	$1,948
Prepaid expenses	2,515	-
Total current assets	2,515	1,948

Loans receivable	11,000,000	-

Total assets	$11,002,515	$1,948

LIABILITIES and STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$188,443	$14,256
Accounts payable - related parties	-	26,993
Notes payable	71,906	-
Total current liabilities	260,349	41,249

Total liabilities	260,349	41,249

STOCKHOLDERS' EQUITY (DEFICIT)

Capital stock
Common - 100,000,000 shares authorized at $0.001 par value,
8,985,000 shares issued and outstanding	8,985	8,985
Capital stock subscribed	11,000,000	-
Additional paid in capital	47,465	47,465
Deficit accumulated during the exploration stage	(314,284)	(95,751)

Total stockholders' deficit	10,742,166	(39,301)

Total liabilities and stockholders' equity	$11,002,515	$1,948

The accompanying notes are an integral part of these financial statements.

GC China Turbine Corp.
(Formerly Nordic Turbines, Inc.)
(A Pre-Exploration Stage Company)
Statement of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008
And for the period from August 25, 2006 [Inception] to September 30, 2009
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from August 25, 2006 [Inception] to September 30, 2009
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-	$-

Administrative expenses	178,867	6,620	217,679	23,481	313,430
Loss from operations	(178,867)	(6,620)	(217,679)	(23,481)	(313,430)

Other income and expenses
Interest expense	6,630	-	(854)	-	(854)
Interest income	(4,932)	-	-	-	-
	1,698	-	(854)	-	(854)

Net loss	$(177,169)	$(6,620)	$(218,533)	$(23,481)	$(314,284)

Net loss per share - basic and diluted	$(0.004)	$(0.000)	$(0.005)	$(0.000)

Weighted average shares outstanding	41,028,956	49,485,000	46,655,956	49,485,000

The accompanying notes are an integral part of these financial statements.

(Formerly Nordic Turbines, Inc.)
(A Pre-Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from August 25, 2006 [Inception] to September 30, 2009

				Additional Paid-In Capital	Accumulated Deficit during Development Stage	Total Stockholders' Equity (Deficit)
	Common Stock		Stock
	Number	Amount	Subscriptions

Balance, at inception	-	$-	$-	$-	$-	$-
Stock issued to founders for cash	45,000,000	45,000		(42,000)	-	3,000
Stock issued for cash	4,485,000	4,485		10,465	-	14,950
Capital contributions - expenses	-	-		5,500	-	5,500
Net loss from inception (August 25, 2006) to December 31, 2006	-	-		-	(16,505)	(16,505)
Balance, December 31, 2006	49,485,000	49,485	-	(26,035)	(16,505)	6,945
Capital contributions - expenses	-	-		16,500	-	16,500
Net loss for year	-	-		-	(46,014)	(46,014)
Balance, December 31, 2007	49,485,000	49,485	-	(9,535)	(62,519)	(22,569)
Capital contributions - expenses	-	-		16,500	-	16,500
Net loss for year	-	-		-	(33,232)	(33,232)
Balance, December 31, 2008	49,485,000	49,485	-	6,965	(95,751)	(39,301)
Shares of common stock surrendered	(40,500,000)	(40,500)		40,500	-	-
Subscriptions received	-	-	11,000,000	-	-	11,000,000
Net loss for period	-	-	-	-	(218,533)	(218,533)
Balance, September 30, 2009	8,985,000	$8,985	$11,000,000	$47,465	$(314,284)	$10,742,166

*The common stock issued has been retroactively restated to reflect a forward stock split of 30 new shares for 1 old share, effective March 3, 2008, and a reverse stock split of 1 new share for 2 old shares, effective May 18, 2009.

The accompanying notes are an integral part of these financial statements.

GC China Turbine Corp.
(Formerly Nordic Turbines, Inc.)
(A Pre-Exploration Stage Company)
Statement of Cash Flows
For the nine Months Ended September 30, 2009 and 2008
And for the period from August 25, 2006 [Inception] to September 30, 2009

	Nine months ended September 30,		Period from August 25, 2006 [Inception] to September 30, 2009
	2009	2008

Operating activities
Net loss	$(218,533)	$(23,481)	$(314,284)
Adjustments to reconcile net loss to
net cash used in operating activities:
Contribution to capital - expenses	-	12,375	38,500
Accrued interest expense	854	-	854
Accured interest income	-	-	-
Changes in:
Prepaid expenses	(2,515)	-	(2,515)
Accounts payable and accrued liabilities	174,187	2,530	188,443
Cash used in operating activities	(46,007)	(8,576)	(89,002)

Cash flows used in investing activities	-	-	-

Financing activities
Proceeds from subscriptions received	10,000,000	-	10,017,950
Funds advanced	(11,000,000)	-	(11,000,000)
Proceeds from notes payable	1,071,052	-	1,071,052
Proceeds from related party debt	(26,993)	8,576	-
Cash flows provided by financing activities	44,059	8,576	89,002

Net increase (decrease) in cash	(1,948)	-	-

Cash, beginning of period	1,948	1,918	-

Cash, end of period	$-	$1,918	$-

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GC China Turbine Corp.
(Formerly Nordic Turbines, Inc.)
(A Pre-Exploration Stage Company)
Notes to Financial Statements
September 30, 2009

1.   Basis of presentation

The accompanying unaudited interim financial statements of GC China Turbine Corp. formerly known as Nordic Turbines, Inc. (the “Company”, “we”, “our” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.   Nature of operations and going concern

The Company was incorporated in the State of Nevada, United States of America, on August 25, 2006 under the name Vista Dorada Corp.  On June 11, 2009, the Company changed its name to Nordic Turbines, Inc., and on September 3, 2009, changed its name to GC China Turbine Corp.

In March 2007, the Company acquired the Mocambo Gold Claim located in the Republic of Fiji, approximately 45 miles from the City of Nadi.  At June 30, 2009, the claim remains in good standing.  The Company has not conducted any exploration work on the claim, and therefore is considered a pre-exploration stage company.

On May 22, 2009, the Company entered into a letter of intent with Wuhan Guoce Nordic New Energy Co. Ltd. (“GC Nordic”) to acquire all of the issued and outstanding shares of GC Nordic in exchange for GC Nordic acquiring fifty four percent (54%) of the Company’s issued and outstanding shares of common stock.  On July 24, 2009 and as further amended and restated on July 31, 2009, the Company entered into a binding letter of intent (the “LOI”) with Luckcharm Holdings Limited, a Hong Kong company (“Luckcharm”), GC Nordic, Ceyuan Ventures II, L.P. (“Ceyuan LP”), Ceyuan Ventures Advisors Fund II, LLC (“Ceyuan LLC”) and NewMargin Growth Fund L.P. (“NewMargin”).   Under the terms of the LOI, the parties agreed to the following binding provisions: (i) the Company, Luckcharm and GC Nordic agreed to enter into a definitive agreement by August 31, 2009 whereby the Company, or its wholly-owned subsidiary, will acquire all of the issued and outstanding shares of Luckcharm in exchange for Luckcharm acquiring fifty four percent (54%) of the Company’s issued and outstanding shares of common stock (the “Exchange Transaction”); (ii) upon consummation of the Exchange Transaction, the Company shall directly or indirectly own all of the outstanding capital stock of GC Nordic; (iii) the closing date for the Exchange Transaction shall be thirty days from the date GC Nordic completes an audit of its financial statements as required under U.S. securities laws; and (iv) the obligation of GC Nordic to consummate the Exchange Transaction is conditioned upon an additional financing of at least USD $10,000,000 in the merged entity at closing (refer to notes 3 and 4).  Concurrently with the LOI, on July 20, 2009 and as restated on July 31, 2009, the Company entered into a financing agreement with Luckcharm, GC Nordic, Ceyuan LP, Ceyuan LLC and NewMargin.

On October 30, 2009 (the “Closing Date”), the Exchange Transaction was consummated.  As a result of the Exchange Transaction, Luckcharm became the Company’s wholly-owned subsidiary, and the Company acquired the business and operations of GC Nordic.  Concurrent with the closing of the exchange Transaction, the following capital transactions occurred:

a.	40,500,000 shares of common stock surrendered by former Company officers and directors for cancellation on September 11, 2009;
b.	1,298,793 shares of common stock surrendered by former Company officers and directors for cancellation on October 1, 2009;
c.	the Company issued 12,500,000 shares of common stock for the conversion of US$ 10,000,000 in previously issued convertible promissory notes (see note 3);
d.	the Company issued 32,383,808 shares of its common stock to the sole shareholder of Luckcharm in exchange for 100% of the issued and outstanding capital stock of Luckcharm;
e.
The Company issued 6,400,000 shares of common stock at a purchase price of US$ 1.25 per share for an aggregate offering price of US $8,000,000. Additionally, the Company issued warrants to investors and placement agents to purchase an aggregate of 1,200,000 shares of common stock with each warrant having an exercise price of US$ 1.00 per share and being exercisable at any time within 3 years from the date of issuance;

f.
the Company entered into a Note purchase Agreement whereby Clarus agreed to loan US $1,000,000 to the Company upon the effective date of delivery of 20 wind turbine systems by us to our customers. The loan will be in the form of a convertible promissory note which may be converted by Clarus at US$ 2.00 per share into shares of our common stock.

Immediately prior to the Exchange Transaction, the Company had 7,686,207 shares of common stock issued and outstanding.  Immediately after the Exchange Transaction, redemption of shares of common stock, notes conversion and concurrent financing, the Company had 58,970,015 shares of common stock issued and outstanding.   Concurrent with the Exchange Transaction, the Company also settled $188,443 in current liabilities, as follows:

a.	paid $146,818 in accounts payable;
b.	advances totaling $40,825 were forgiven;
c.	accrued administrative fees amounting to $800 were reversed.

The common stock of Company is quoted for trading on the Over-the-Counter Bulletin Board under the symbol GCHT.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $314,284 from its inception, has a working capital deficiency of $257,834 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

On May 22, 2009, the Company loaned $1,000,000 pursuant to a promissory note.  The note is secured by the assets of the borrower, accrues interest at 6% per annum calculated annually from May 31, 2009, and is due December 8, 2009.  Upon closing of the Exchange Transaction  as described in note 2, the loan  will be considered an inter-co loan.

On July 31, 2009, the Company loaned $10,000,000 pursuant to a promissory note.  Upon closing of the Exchange Transaction  as described in note 2, the loan will be considered an intercompany loan.

4.	Notes payable

On April 30, 2009, $39,303 due to former directors of the Company, as described in note 5, was assigned to a third party for no consideration.   The note is unsecured, bears no interest and is due on demand.

On June 8, 2009, the Company received $415,000 pursuant to a promissory note.  A portion of this note ($15,000) is unsecured, bears interest at 1% per month calculated monthly, and is due on demand.   The note and accrued interest can be converted, at the option of the lender, into shares of common stock of the Company, at a price equal to the lesser of $1.00 per share or at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $854 in interest has been accrued pursuant to this note.

On June 9, 2009, the Company received $11,750 pursuant to a promissory note.  The note is unsecured, bears interest at 6% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued interest can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $218 in interest has been accrued pursuant to this note.

On July 9, 2009, the Company received $5,000 pursuant to a promissory note.  The note is unsecured, bears interest at 6% per annum calculated annually, and is due on demand.   Any payments of principal or interest in arrears bear interest at 30% per annum calculated annually.  Default in payment shall, at the option of the holder, render the entire balance payable.  The note and accrued interest can be converted, at the option of the lender, into shares of common stock of the Company, at such price and in such terms as being offered to investors at the time of conversion.  At September 30, 2009, $68 in interest has been accrued pursuant to this note.

Concurrent with the closing of the Exchange transaction as described in note 2, we entered into a Note Purchase Agreement with Clarus Capital Ltd. ("Clarus") whereby Clarus agreed to loan US $1,000,000 to us upon the effective date of delivery of 20 wind turbine systems by us to our customers (the “Effective Delivery Date”).  The loan will be in the form of a convertible promissory note which shall bear no interest (the "Note"), and have a maturity date of 2 years from the date of issuance of the Note. Additionally, the principal underlying the Note (the "Debt") may be converted by Clarus at US$ 2.00 per share into shares of our common stock at any time prior to the maturity date. On the Six month anniversary of the Effective Delivery Date, the Debt will automatically convert into shares of our common stock at US$ 2.00 per share.

5.	Due to related parties

During the fiscal year ended December 31, 2007, the Company received $26,993 pursuant to advances from its directors, and $38,500 in capital contributions in the form of expenses for the Company.  The advances are unsecured, bear no interest and don’t have any specific terms of repayment.   During the nine month period ended September 30, 2009, the Company received further advances amounting to $12,310.  On April 30, 2009, the amounts due, totaling $39,303, were assigned to a third party for no consideration.  (see note 4).

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

On September 11, 2009, 40,500,000 shares of common stock surrendered by former Company officers and directors for cancellation, and subsequent to September 30, 2009, on October 1, 2009, another 1,298,793 shares of common stock were surrendered by former Company officers and directors for cancellation.

Concurrent with the Exchange Transaction, the Company had received $11,000,000 pursuant to convertible promissory notes, as follows:

•	$600,000 pursuant to a note dated June 8, 2009;
•	$415,000 pursuant to a note dated June 8, 2009, of which $15,000 was used for working capital;
•	$5,000,000, $185,500 and $4,814,500 pursuant to three notes dated July 31, 2009.

Upon the closing of the Exchange Transaction, the $5,000,000 note, the $185,500 note and the $4,814,500 note  were automatically converted into shares of common stock of the Company, at a rate of $0.80 per share.  Accordingly, subsequent to September 30, 2009, on October 30, 2009, the Company issued 12,500,000 shares of common stock.   At September 30, 2009,  these notes were presented on the balance sheet as subscriptions received.  The remaining $1,000,000 in notes will also be converted into shares of common stock of the Company at a rate of $0.80 per share.  The Company did not record a beneficial  conversion factor as these notes were automatically convertible and as such, were treated as equity.

Furthermore, subsequent to September 30, 2009, on October 30, 2009, upon the closing of the Exchange Transaction, the Company issued 32,383,808 shares of its common stock to the sole shareholder of Luckcharm in exchange for 100% of the issued and outstanding capital stock of Luckcharm. The Company also issued 6,400,000 shares of common stock of the Company, at a purchase price of US$ 1.25 per share for an aggregate offering price of up to US $8,000,000. Additionally, the Company issued warrants to investors and placement agents to purchase an aggregate of 1,200,000 shares of common stock with each warrant having an exercise price of US$ 1.00 per share and being exercisable at any time within 3 years from the date of issuance.

On October 30, 2009, the Company had 58,970,015 shares of common stock issued and outstanding.

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

Our Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words such as: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Background

GC China Turbine Corp. formerly known as Nordic Turbines, Inc. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada on August 25, 2006 under the name of Visa Dorada Corp. for the purpose of acquiring and developing mineral properties.  On August 31, 2006 we changed our name to Vista Dorada Corp. and on June 11, 2009 we changed our name to Nordic Turbines, Inc.  On September 8, 2009, we changed our name to GC China Turbine Corp.

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

In an effort to grow our company, on May 22, 2009, we entered into a letter of intent with Wuhan Guoce Nordic New Energy Co. Ltd., a company organized under the laws of the People’s Republic of China (“GC Nordic”). Under the terms of the letter of intent, the parties agreed to act towards entering into a definitive agreement whereby we would acquire all of the issued and outstanding shares of GC Nordic in exchange for GC Nordic acquiring fifty four percent (54%) of our issued and outstanding shares of common stock.  Additionally, under the terms of the letter of intent we provided GC Nordic with a secured bridge loan in the amount of $1,000,000 to be applied toward legal and audit expenses, and working capital. Upon the closing of the acquisition transaction, the bridge loan will become an investment in GC Nordic and our Board of Directors will establish the terms for repayment.  On June 15, 2009, we changed our name to Nordic Turbines, Inc. On October 30, 2009, we agreed to amend the terms of the bridge loan such that the loan would convert into shares of our common stock at $2.00 per shares after GC Nordic ships 20 wind turbine systems to its customers.

On July 20, 2009 and as amended and restated on July 31, 2009, we entered into a financing agreement (the “Financing Agreement”) with Luckcharm Holdings Limited, a Hong Kong company (“Luckcharm”), GC Nordic, Ceyuan Ventures II, L.P. (“Ceyuan LP”), Ceyuan Ventures Advisors Fund II, LLC (“Ceyuan LLC”) and NewMargin Growth Fund L.P. (“NewMargin”) whereby we agreed to lend Luckcharm (i) $2,500,000 before July 24, 2009 and (ii) $7,500,000 before July 31, 2009.  In order to guarantee our lending obligations under the agreement, NewMargin agreed to lend $5,000,000 and Ceyuan LP and Ceyuan LLC agreed to lend the aggregate of $5,000,000 of the above amounts to us.  Upon the consummation of the Exchange (as defined below), the $10,000,000 loan made to us by NewMargin, Ceyuan LP and Ceyuan LLC will be converted into shares of our common stock at a conversion price equal to $0.80 per share.  If the Exchange fails to be consummated, the $10,000,000 loans from NewMargin, Ceyuan LP and Ceyuan LLC would  automatically convert into an aggregate 29.87% equity interest in GC Nordic.

In furtherance of the Financing Agreement, on July 22, 2009 NewMargin loaned us $2,500,000 pursuant to a convertible promissory note, as amended, and we in turn loaned $2,500,000 to Luckcharm for purposes of working capital and inventory. Additionally, on July 31, 2009, NewMargin loaned us another $2,500,000 and Ceyuan LP and Ceyuan LLC loaned us the aggregate amount of $5,000,000, each loan pursuant to a convertible promissory note, and we in turn loaned $7,500,000 to Luckcharm for purposes of working capital and inventory. Upon consummation of the Exchange, the principal and interest due under such notes will automatically convert into shares of our common stock at a conversion price per share equal to $0.80.  In the event the Exchange is not consummated within 180 days from the date of each such note, the debt underlying each such note shall be converted in accordance with the Financing Agreement.

On July 24, 2009 and as further amended and restated on July 31, 2009, we entered into a binding letter of intent (the “LOI”) with Luckcharm, GC Nordic, Ceyuan LP, Ceyuan LLC and NewMargin. Under the terms of the LOI, the parties agreed to the following binding provisions: (i) we, Luckcharm and GC Nordic agreed to enter into a definitive agreement by August 31, 2009 whereby we, or a wholly-owned subsidiary ours, will acquire all of the issued and outstanding shares of Luckcharm in exchange for Luckcharm acquiring fifty four percent (54%) of our issued and outstanding shares of common stock (the “Exchange”); (ii) upon consummation of the Exchange, we shall directly or indirectly own all of the outstanding capital stock of GC Nordic; (iii) the closing date for the Exchange shall be thirty days from the date GC Nordic completes an audit of its financial statements as required under U.S. securities laws; and (iv) the obligation of GC Nordic to consummate the Exchange is conditioned upon an additional financing of at least USD $10,000,000 in the merged entity at closing.

On September 30, 2009, we entered into the definitive agreements in connection with the Exchange Transaction with GC Nordic, Luckcharm, Golden Wind.

Subsequent Event

On October 30, 2009 (the “Closing Date”), the Exchange Transaction was consummated.  As a result of the Exchange Transaction, Luckcharm became our wholly-owned subsidiary, and we acquired the business and operations of GC Nordic.  At the closing of the Exchange Transaction on the Closing Date, the Company issued 32,383,808 shares of its common stock to the sole shareholder of Luckcharm in exchange for 100% of the issued and outstanding capital stock of Luckcharm and US$ 10,000,000 in previously issued convertible promissory notes were converted into 12,500,000 shares of the Company’s common stock. Immediately prior to the Exchange Transaction, the Company had 7,686,207 shares of common stock issued and outstanding.  Immediately after the Exchange Transaction and notes conversion (and taking into account 40,500,000 shares of common stock surrendered by former Company officers and directors for cancellation on September 11, 2009 and 1,298,793 additional shares of common stock surrendered for cancellation on October 1, 2009), the Company had 58,970,015 shares of common stock issued and outstanding.

Between October 5, 2009 and October 30, 2009, the Company entered into Securities Purchase Agreements with investors, pursuant to which investors agreed to purchase up to 6,400,000 shares of restricted common stock of the Company, at a purchase price of US$ 1.25 per share for an aggregate offering price of up to US $8,000,000. Additionally, the Company issued warrants to investors and placement agents to purchase an aggregate of 1,200,000 shares of common stock with each warrant having an exercise price of US$ 1.00 per share and being exercisable at any time within 3 years from the date of issuance (the “Warrants”).

In connection with the Securities Purchase Agreements, Golden Wind entered into a make good escrow agreement whereby Golden Wind pledged 640,000 shares of common stock of the Company to the investors in order to secure our make good obligations under the Securities Purchase Agreement. In the make good escrow agreement, we established a minimum after tax net income threshold of $12,500,000 for the fiscal year ending December 31, 2010. If the minimum after tax net income threshold for the fiscal year 2010 is not achieved, then the investors will be entitled to receive additional shares of our common stock held by Golden Wind based upon a pre-defined formula agreed to between the investors and Golden Wind. Golden Wind deposited a total of 640,000 shares of our common stock, into escrow with U.S. Bank under the make good escrow agreement.  Additionally, if the minimum after tax net income threshold for the fiscal year 2010 is not achieved, then the investors will be entitled to have the exercise price of the Warrants adjusted lower based upon a pre-defined formula agreed to between the investors and the Company.  In certain cases where investors were introduced to us, we agreed to pay a 7% cash fee to the respective placement agent and issue a warrant to purchase an amount equal to 5% of the shares sold through such placement agent. The 7% cash fee is based on the gross proceeds received by us from the investors introduced by the respective placement agent.  An aggregate of 560,000 warrants have been reserved for such issuances and each such warrant has an exercise price of US$ 1.00 per share and can be exercised at any time within 3 years from the date of issuance.

On October 30, 2009, we entered into a Note Purchase Agreement with Clarus Capital Ltd. ("Clarus") whereby Clarus agreed to loan US $1,000,000 to us upon the effective date of delivery of 20 wind turbine systems by us to our customers (the “Effective Delivery Date”).  The loan will be in the form of a convertible promissory note which shall bear no interest (the "Note"), and have a maturity date of 2 years from the date of issuance of the Note. Additionally, the principal underlying the Note (the "Debt") may be converted by Clarus at US$ 2.00 per share into shares of our common stock at any time prior to the maturity date. On the Six month anniversary of the Effective Delivery Date, the Debt will automatically convert into shares of our common stock at US$ 2.00 per share.

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

 The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  As of, and for the three months ended September 30, 2009, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on January 12, 2009.

Comparison of Three and Nine month periods ended September 30, 2009 and September 30, 2008

Revenues

During the three and nine month periods ended September 30, 2009 and September 30, 2008, we earned no revenues.  Revenues in this period may not be indicative of future periods due to the acquisition of GC Nordic.

General and administrative expenses

During the three and nine month periods ended September 30, 2009, we incurred total expenses of $177,169 and $218,533, respectively, as compared to $6,620 and $23,481 for the three and nine month periods ended September 30, 2008. The increase in expenses was related mainly to as professional expenses related to the Exchange Transaction.  Expenses or other cash flows in this period may not be indicative of future periods due to the acquisition of GC Nordic.

Liquidity and Capital Resources

As of September 30, 2009, we had no cash and a working capital deficiency of $257,834.  During the three month period ended September 30, 2009, our primary sources of cash were proceeds from equity and debt financings.

For the nine month period ended September 30, 2009, we used net cash of $46,007 in operations. Net cash from operating activities reflected an increase in accounts payable of $174,187, and an increase in prepaid amounts of 2,515..

We raised $71,052 during the nine month period ended September 30, 2009 from the proceeds of convertible notes and $11,000,000 from subscriptions received, lent $11,000,000 and repaid $26,993 in debt to former related parties.

Our cash requirements were significant due to the Exchange Transaction.

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

In performing this assessment, our management identified the following material weaknesses:

• Our Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

• We have limited segregation of duties which is not consistent with good internal control procedures.

• There are no effective controls instituted over financial disclosure and the reporting processes.

Our management feels the weaknesses identified above, being the latter two, have not had any affect on our financial results. We will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

Our management will endeavor to correct the above noted weaknesses in internal controls once we have adequate funds to do so. By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee. With the addition of other Board Members and staff, the segregation of duties issue will be addressed and will no longer be a concern to management. Additionally, we have adopted a written policy manual outlining the duties of each of our officers and staff, which will facilitate better internal control procedures.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART 11 – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this on Form 8-K before making an investment decision with regard to our securities. The statements contained in or incorporated into this Form 8-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Industry

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

GC Nordic, which commenced business in 2006, has a limited operating history. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early-stage companies in evolving industries in China.  Some of these risks and uncertainties relate to our ability to:

•	maintain our market position;

•	respond to competitive market conditions;

•	increase awareness of our brand;

•	respond to changes in our regulatory environment;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business; and

•	attract, retain and motivate qualified personnel.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including driving revenue growth and enhancing operating results by increasing adoption of our products by targeting high-growth segments, establishing successful distribution networks in our target markets for our products, anticipating customer needs in the development of system-level solutions, strengthening our technology leadership while lowering cost and pursuing targeted strategic acquisitions and alliances. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition; we may have difficulty in achieving our strategic objectives. Any failure to implement our business strategy successfully may adversely affect our business, financial condition and results of operations. In addition, we may decide to alter or discontinue certain aspects of our business strategy at any time.

We will require additional funds to expand our operations.

In connection with the development and expansion of our business, we will incur significant capital and operational expenses. We do not presently have any funding commitments other than our present credit arrangements which we do not believe is sufficient to enable us to satisfy our purchase commitments and to otherwise expand our business. If we are unable to obtain additional funding to pay our purchase commitments and we cannot find alternative financing we may be unable to expand our business or finance the growth of our existing business, which may impair our ability to operate profitably.

Because of the worldwide economic downturn, we may not be able to raise any additional funds that we require on favorable terms, if any.  The failure to obtain necessary financing may impair our ability to manufacture our products and continue in business.

We are investing heavily in products designed for the wind power industry with no assurance that a substantial market for wind power will ever develop.

Our wind turbines business is based on the assumption that wind power will become a more significant source of power in the PRC and elsewhere. Although the government of the PRC has announced a plan which contemplates a significant increase in wind power in the PRC, at present wind power accounts for an insignificant percentage of China’s energy needs, and we cannot assure you that wind power will ever become a significant source of energy in China. Since our growth plan is based on developing and providing equipment and components for that industry, our business will be impaired if the market for wind power generation equipment does not develop or if the market develops but our products are not accepted by the market. We are making the financial and manpower commitment in our belief that there will be an increased demand for wind power in China and elsewhere. We cannot assure you that we will be able to develop this business, and our failure to develop the business will have a material adverse effect on our overall financial condition and the results of our operations.

Because we sell capital equipment, our business is subject to our customers’ capital budget and we may suffer delays or cancellations of orders as a result of the effects of the worldwide economic downturn.

Our customers purchase our equipment as part of their capital budget. As a result, we are dependent upon receiving orders from companies that are either expanding their business, commencing a new business, upgrading their capital equipment or who otherwise require capital equipment. Our business is therefore dependent upon both the economic health of these industries and our ability to offer products that meet regulatory requirements, including environmental requirements of these industries and are cost justifiable, based on potential cost savings in using our equipment in contrast to existing equipment or equipment offered by others.   We cannot predict the extent that the market for capital equipment in the wind power industries will be affected.  However, any economic slowdown can affect all purchasers and manufactures of capital equipment, and we cannot assure you that our business will not be significantly impaired as a result of the worldwide economic downturn.

We are subject to particularly lengthy sales cycles.

We are subject to lengthy sale cycles that may last over nine months.  These lengthy and challenging sales cycles may mean that it could take longer before our sales and marketing efforts result in revenue, if at all, and may have adverse effects on our operating results, financial condition, cash flows and stock price.

The nature of our products creates the possibility of significant product liability and warranty claims, which could harm our business.

Customers use some of our products in potentially hazardous applications that can cause injury or loss of life and damage to property, equipment or the environment. In addition, some of our products are integral to the production process for some end-users and any failure of our products could result in a suspension of operations. We cannot be certain that our products will be completely free from defects. Moreover, we do not have any product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. In addition, because the insurance industry in China is still in its early stages of development, business interruption insurance available in China offers limited coverage compared to that offered in many other countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Our ability to market wind power equipment in the wind power industry is dependent upon manufacturing equipment that enables our customers to meet environmental requirements.

We mainly market wind power equipment to operators of wind farms. Our ability to market these products is dependent upon the continued growth of wind farms and our ability to offer products that enable the operators of the wind farms to produce electricity through a cleaner process than would otherwise be available at a reasonable cost. To the extent that government regulations are adopted that require the wind farms to reduce or eliminate polluting discharges from wind farms, our equipment would need to be designed to meet such requirements.

If we fail to introduce enhancements to our existing products or to keep abreast of technological changes in our markets, our business and results of operations could be adversely affected.

Although certain technologies in the industries that we occupy are well established, we believe our future success depends in part on our ability to enhance our existing products and develop new products in order to continue to meet customer demands. Our failure to introduce new or enhanced products on a timely and cost-competitive basis, or the development of processes that make our existing technologies or products obsolete, could harm our business and results of operations.

Because we face intense competition from other companies for our operating segment, many of which have greater resources than we do, we may not be able to compete successfully and we may lose or be unable to gain market share.

The markets for products in our business segments are intensely competitive. Many of our competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to increase our sales. Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices, as well as securing supplies at times of shortages. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our target markets. As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

As our manufacturing processes generate noise, wastewater, gaseous and other industrial wastes, we are required to comply with all national and local regulations regarding protection of the environment. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately, the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations.

The success of our businesses will depend on our ability to effectively develop and implement strategic business initiatives.

We are currently implementing various strategic business initiatives. In connection with the development and implementation of these initiatives, we will incur additional expenses and capital expenditures to implement the initiatives. The development and implementation of these initiatives also requires management to divert a portion of its time from day-to-day operations. These expenses and diversions could have a significant impact on our operations and profitability, particularly if the initiatives included in any new initiative proves to be unsuccessful. Moreover, if we are unable to implement an initiative in a timely manner, or if those initiatives turn out to be ineffective or are executed improperly, our business and operating results would be adversely affected.

Failure to successfully reduce our production costs may adversely affect our financial results.

A significant portion of our strategy relies upon our ability to successfully rationalize and improve the efficiency of our operations. In particular, our strategy relies on our ability to reduce our production costs in order to remain competitive. If we are unable to continue to successfully implement cost reduction measures, especially in a time of a worldwide economic downturn, or if these efforts do not generate the level of cost savings that we expect going forward or result in higher than expected costs, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

If we are unable to make necessary capital investments or respond to pricing pressures, our business may be harmed.

In order to remain competitive, we need to invest in research and development, manufacturing, customer service and support and marketing. From time to time, we also have to adjust the prices of our products to remain competitive. We may not have available sufficient financial or other resources to continue to make investments necessary to maintain our competitive position.

We must obtain sufficient supply of component materials to conduct our business.

Our component and materials suppliers may fail to meet our needs.  We intend to manufacture all of our wind power products using materials and components procured from a limited number of third-party suppliers.  We do not currently have long-term supply contracts with our suppliers.  This generally serves to reduce our commitment risk but does expose us to supply risk and to price increases that we have to pass on to its customers.  In some cases, supply shortages and delays in delivery may result in curtailed production or delays in production, which can contribute to an increase in inventory levels and loss of profit.  We expect that shortages and delays in deliveries of some components will occur from time to time.  If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing delays, which could harm our relationships with current or prospective customers and reduce our sales.  We also depend on a small number of suppliers for certain supplies that we use in our business.  If we are unable to continue to purchase components from these limited source suppliers or identify alternative suppliers, our business and operating results would be materially and adversely affected.  We may also not be able to obtain competitive pricing for some of our supplies compared to its competitors.  We also cannot assure that the component and materials from domestic suppliers will be of similar quality or quantity as those imported component and materials which may lead to rejections of component and materials by our customers. In the event the domestic component and materials do not perform as well as the imported component and materials or do not perform at all, our business, financial condition and results of operations could be adversely affected.

A limited number of customers account for a significant portion of our sales.

For the current fiscal year 2009, three customers account for all of our sales revenue.  Our near term, and possibly long term prospects are significantly dependent upon these three customers.  Revenues and outstanding accounts receivable in 2008 were solely from one customer. As a result, currently we are substantially dependent upon the continued participation of these customers in order to maintain and continue to grow our total revenues. Significantly reducing our dependence on these customers is likely to take a long time and there can be no guarantee that we will succeed in reducing that dependence.  There is no assurance that any of these customers will continue to contribute to our total sales revenue in subsequent years.  Under present conditions, the loss of any one of these customers could have a material effect on our performance, liquidity and prospects.  To reduce this risk, we continue to build our sales pipeline and diversify our product line.

The inherent volatility in the market price of electricity could impact our profitability.

Our ability to generate revenue has exposure to movements in the market price of electricity, as sales to the power market are likely to be made at prevailing market prices.  The market price of electricity is sensitive to cyclical changes in demand and capacity supply, and in the economy, as well as to regulatory trends and developments impacting electricity market rules and pricing, and other external factors outside of our control.  Energy from wind generating facilities must be taken “as delivered” which necessitates the use of other system resources to keep the demand and supply of electric energy in balance.  The inherent volatility in the market price of electricity could impact our potential revenue, income and cash flow, which could impact our profitability.

Reduction or elimination of government subsidies and economic incentives for the wind power industry could cause demand for our products to decline, thus adversely affecting our business prospects and results of operations.

Growth of the wind power market depends largely on the availability and size of government subsidies and economic incentives.  At present, the cost of wind power substantially exceeds the cost of conventional power provided by electric utility grids in many locations around the world. Various governments have used different policy initiatives to encourage or accelerate the development and adoption of wind power and other renewable energy sources. Renewable energy policies are in place in the European Union, most notably Germany and Spain, certain countries in Asia, including China, Japan and South Korea, and many of the states in Australia and the United States.  Examples of government-sponsored financial incentives include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end-users, distributors, system integrators and manufacturers of wind power products to promote the use of wind power and to reduce dependency on other forms of energy. Governments may decide to reduce or eliminate these economic incentives for political, financial or other reasons.  Government subsidies have been reduced in a few countries and are expected to be further reduced or eliminated in the future.  Reductions in, or eliminations of, government subsidies and economic incentives before the wind power industry reaches a sufficient scale to be cost-effective in a non-subsidized marketplace could reduce demand for our products and adversely affect our business prospects and results of operations.  In addition, reductions in, or eliminations of, government subsidies and economic incentives may cause the prices for the products of our customers to decline and we may in turn face increased pressure to reduce the sale price of our products.  To the extent any price decline cannot be offset by further reduction of our costs, our profit margin will suffer.

We currently have a significant amount of debt outstanding. Our substantial indebtedness may limit our future financing capabilities and could adversely affect our business, financial condition and results of operations.

Our debt could have a significant impact on our future operations and cash flow, including:

•
making it more difficult for us to fulfill payment and other obligations under our outstanding debt, including repayment of our long- and short-term credit facilities should we be unable to obtain extensions for any such facilities before they mature, as well as our obligations under our convertible notes;

•
triggering an event of default if we fail to comply with any of our payment or other obligations contained in our debt agreements, which could result in cross-defaults causing all or a substantial portion of our debt to become immediately due and payable;

•
reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and adversely affecting our ability to obtain additional financing for these purposes;

•	potentially increasing the cost of any additional financing; and

•	putting pressure on our ADS price due to concerns of our inability to repay our debt and making it more difficult for us to conduct equity financings in the capital markets.

Our ability to meet our payment and other obligations under our outstanding debt depends on our ability to generate cash flow in the future or to refinance such debt.  We may not be able to generate sufficient cash flow from operations to enable us to meet our obligations under our outstanding debt and to fund other liquidity needs.  The current global liquidity and credit crisis has been having a significant negative impact on our company.  If we are not able to generate sufficient cash flow to meet such obligations, we may need to refinance or restructure our debt, to sell our assets, to reduce or delay our capital investments, or to seek additional equity or debt financing.  The sale of additional equity securities could result in dilution to our share holders.  The incurrence of additional indebtedness would result in increased interest rate risk and debt service obligations, and could result in operating and financing covenants that would further restrict our operations. In addition, the level of our indebtedness and the amount of our interest payments could limit our ability to obtain the financing required to fund future capital expenditures and working capital.  A shortage of such funds could in turn impose limitations on our ability to plan for, or react effectively to, changing market conditions.  We cannot assure you that future financing will be available in amounts or on terms acceptable to us, if at all.

 Unforeseen or recurring operational problems at our facilities may cause significant lost production, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our manufacturing processes could be affected by operational problems that could impair our production capability. Our facilities contain complex and sophisticated machines that are used in our manufacturing process. Disruptions at our facilities could be caused by maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of any of our machines; the effect of noncompliance with material environmental requirements or permits; disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; fires, floods, earthquakes or other catastrophic disasters; labor difficulties; or other operational problems. Any prolonged disruption in operations at our facilities could cause significant lost production, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We do not own our facilities or have long- term leases for our facilities which means that we can be removed from our location without notice or warning which could cause significant disruption to our business.

Our manufacturing facility is 36,000 square meters situated in the Donghu Development District, Wuhan, China.  Currently we lease the land under our facility.  There is no expiration date for the lease, which is provided free of charge by the Administrative Committee of Donghu Development District. We also lease our office facilities which is provided free of charge by the Wuhan Donghu New Technology Development Co., Ltd.  Because our facilities are provided by the government free of charge, we can be removed from our location without notice or warning which could cause significant disruption to our business and manufacturing process and add unplanned expenses for us to relocate to new offices and facilities.  In the event we get evicted from our current facilities and we are unable to immediately relocate, our business, financial condition and results of operations will be adversely affected.

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially Mr. Hou Tie Xin, the chairman of our board of directors. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.  Our executive officers and chairman are parties to contractual agreements as described elsewhere in this Form 8-K. However, if any disputes arise between our executive officers and us, we cannot assure you, in light of uncertainties associated with the Chinese legal system, the extent to which any of these agreements could be enforced in China, where some of our executive officers reside and hold some of their assets.

If we are unable to attract, train and retain technical and financial personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain technical and financial personnel. Recruiting and retaining capable personnel, particularly those with expertise in our chosen industries, are vital to our success. There is substantial competition for qualified technical and financial personnel, and there can be no assurance that we will be able to attract or retain our technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

 Litigation may adversely affect our business, financial condition and results of operations.

Nordic Windpower USA, Inc. ("Nordic Windpower") has threatened to commence a lawsuit against us by filing a complaint against Nordic Turbines, Inc. in the U.S. District Court for the Northern District of California on August 11, 2009, alleging trademark infringement, trademark dilution, unfair competition and trade dress infringement. To date, we have not been served with this complaint. Even though we have had and will continue to have meaningful discussions with Nordic Windpower to resolve any remaining claims it may assert, we cannot guarantee that any such remaining claims will be resolved amicably and in the near future. Such litigation may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. See "Legal Proceedings" for further details regarding this pending matter.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

We rely primarily on trade secret and contractual restrictions to protect our intellectual property. Nevertheless, these afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate. As a result, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others and the enforcement of intellectual property rights in China may be difficult. We cannot assure you that the outcome of any litigation will be in our favor. Intellectual property litigation may be costly and may divert management attention as well as expend our other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Implementation of China’s intellectual property-related laws has historically been lacking, primarily because of ambiguities in China’s laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

Corporate insiders or their affiliates may be able to exercise significant control matters requiring a vote of our stockholders and their interests may differ from the interests of our other stockholders.

Pursuant to the Call Option Agreement and Voting Trust Agreement entered into by and between BVI and certain of our officers and directors on September 30, 2009, such officers and directors have the opportunity to acquire, as well as to vote, all of the shares of GC China Turbine issued to BVI as part of the Exchange Transaction, which shares comprise of 54% of our issued and outstanding common stock.  As a result, these officers and directors may be able to exercise significant control over matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Certain transactions are effectively not possible without the approval of these officers and directors by virtue of their control over the shares held by BVI, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

Failure to timely comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our debt and equity securities.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Section 404 requires us to include an internal control report with our Annual Report on Form 10-K.  That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  As of December 31, 2008, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended December 31, 2008, that its internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

Nevertheless, our management has determined that all matters to be disclosed in this report have been fully and accurately reported. We are in the process of improving our processes and procedures to ensure full, accurate and timely disclosure in the current fiscal year, with the expectation of establishing effective disclosure controls and procedures and internal control over financial reporting as soon as reasonably practicable.   For the fiscal year ended December 31, 2010, our independent registered public accounting firm will be required to issue a report on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting.  Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources.  We cannot assure you that we will be able to fully comply with Section 404 or that, we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end.  As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties.  In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.  We will continue to consistently improve our internal control over the financial reporting with our best efforts and we plan to engage assistance from outside experts in doing so.

We do not have sufficient GAAP knowledge or SEC reporting experience.

We currently do not have a clear process, schedule, segregation of duties or review with respect to the SEC reporting process or have an accounting and financial reporting team with sufficient knowledge of U.S. GAAP.  In additional, we do not have sufficient knowledge of the Sarbanes-Oxley Act.   The Company is committed to remedying the deficiency and weakness and has planned to implement certain remedial measures, including the hiring of a comptroller or other finance personnel with U.S. GAAP and SEC reporting experience, provision of additional training to our accounting personnel on the requirements of U.S. GAAP and SEC reporting requirements to increase their familiarity with those standards and the reassessment of our existing finance and accounting policies and procedures.

Risks Related to Our Corporate Structure

Our acquisition of GC Nordic New Energy Co., Ltd could constitute a Round-trip Investment under the 2006 M&A Rules.

Prior to obtaining the approval from the Commerce Bureau of Wuhan City on August 5, 2009 and the business license from the Wuhan Administration for Industry and Commerce on August 10, 2009, pending the full payment of the purchase price, and prior to Luckcharm Holdings Limited purchasing 100% capital stock of GC Nordic (the “GC Nordic Acquisition”), GC Nordic was a PRC business whose shareholders were nine PRC individuals, of which Hou Tie Xin was the controlling shareholder holding 58.46% of its shares. When Luckcharm was incorporated on June 15, 2009 and when the GC Nordic Acquisition was approved, none of the shareholders of Luckcharm was a PRC citizen. After the GC Nordic Acquisition, Luckcharm Holdings Limited became the sole shareholder of GC Nordic. On September 30, 2009, Luckcharm, the Company, BVI and a certain stockholders of the Company executed the Exchange Agreement and immediately after the consummation of the Exchange Transaction between Luckcharm and the Company, BVI, which held 100% of the equity interests of Luckcharm, became our controlling shareholder. Mr. Hou Tie Xin, Ms. Qi Na, Ms. Zhao Ying and Mr. Xu Jia Rong, who are PRC nationals and who have become officers and directors of the Company in connection with the Exchange Transaction, are parties to a Call Option Agreement with BVI, pursuant to which these individuals have the opportunity to acquire the shares of the Company’s common stock issued to BVI as part of the Exchange Transaction (the “Shares”). These individuals are additionally parties to a Voting Trust Agreement with BVI, pursuant to which they have the right to vote the Shares on behalf of BVI.

The PRC regulatory authorities may take the view that the GC Nordic Acquisition, Exchange Transaction, the Call Option Agreement and Voting Trust Agreement are part of an overall series of arrangements which constitute a round-trip investment under PRC 2006 M&A Rules because the PRC individuals could collectively become the effective controlling party of a foreign entity (Luckcharm Holdings Limited) that acquired ownership of a PRC entity (GC Nordic). As such, the PRC regulatory authorities may require registration with and/or approval by the PRC Ministry of Commerce (“MOFCOM”) and/or the State Administration for Industry and Commerce (“SAIC”). If such registration or approval is required, we cannot assure you that we may be able to complete such registration or obtain such approval.

If the PRC regulatory authorities take the view that the GC Nordic Acquisition constitutes a round-trip investment without approval, they may invalidate our acquisition and ownership of GC Nordic.  Additionally, the PRC regulatory authorities may take the view that the GC Nordic Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission (“CSRC”) before MOFCOM approval is obtained.  We believe that if this takes place, we may be able to find a way to re-establish control of GC Nordic’s business operations through a series of contractual arrangements rather than an outright purchase of GC Nordic.  But we cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of GC Nordic’s business than if the Company had direct ownership of GC Nordic.  In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law.  If we cannot obtain MOFCOM or CSRC approval as may be required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of GC Nordic, our business and financial performance will be materially adversely affected.

Risks Related to Doing Business in China

Because our assets are located overseas, shareholders may not receive distributions that they would otherwise be entitled to if we were declared bankrupt or insolvent.

All of our assets are located in the PRC. Because our assets are located overseas, our assets may be outside of the jurisdiction of U.S. courts to administer if we are the subject of an insolvency or bankruptcy proceeding. As a result, if we declared bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the U.S., under U.S. Bankruptcy law.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

All of our business operations are currently conducted in the PRC, under the jurisdiction of the PRC government.  Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China.  China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources.  While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China.  The PRC government has implemented various measures to encourage economic development and guide the allocation of resources.  Some of these measures benefit the overall PRC economy, but may also have a negative effect on us.  For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.  Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth.  Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us.

We conduct substantially all of our business through subsidiaries and affiliated entities in China. These entities are generally subject to laws and regulations applicable to foreign investment in China. China's legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and China's legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

New labor laws in the PRC may adversely affect our results of operations.

On January 1, 2008, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law.  The New Labor Contract Law imposes greater liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce.  Further, it requires certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost effective manner, thus materially and adversely affecting our financial condition and results of operations.

Unprecedented rapid economic growth in China may increase our costs of doing business, and may negatively impact our profit margins and/or profitability.

Our business depends in part upon the availability of relatively low-cost labor and materials.  Rising wages in China may increase our overall costs of production.  In addition, rising raw material costs, due to strong demand and greater scarcity, may increase our overall costs of production.  If we are not able to pass these costs on to our customers in the form of higher prices, our profit margins and/or profitability could decline.

Governmental control of currency conversion may affect the value of your investment.

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from GC Nordic. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollar. We rely entirely on fees paid to us by our affiliated entity in China. Any significant fluctuation in the value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollar. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollar into RMB for such purposes.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of an epidemic outbreak, such as the SARS epidemic in April 2004. Any prolonged recurrence of such adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our stores or offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Risks Related to an Investment in Our Securities

Our stock is categorized as a penny stock.  Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We expect to experience volatility in our stock price, which could negatively affect shareholders’ investments.

The market price for shares of our common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

•	receipt of substantial orders or order cancellations of products;

•	quality deficiencies in services or products;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•	shortfalls in our backlog, revenues or earnings in any given period relative to the levels expected by securities analysts or projected by us;

•	government regulations, including stock option accounting and tax regulations;

•	energy blackouts;

•	acts of terrorism and war;

•	widespread illness;

•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures;

•	rumors or allegations regarding our financial disclosures or practices; or

•	earthquakes or other natural disasters concentrated in Hubei, China where a significant portion of our operations are based.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  Due to changes in the volatility of our common stock price, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

Our common shares are not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

We cannot predict the extent to which an active public market for its common stock will develop or be sustained.  However, we do not rule out the possibility of applying for listing on the NYSE Amex (formerly known as American Stock Exchange) or NASDAQ Capital Market or other markets.

Our common shares are currently traded, but currently with low volume, based on quotations on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

Through the Call Option Agreement and Voting Trust Agreement entered into by and between BVI and certain of our officers and directors on September 30, 2009, our principal shareholders, which includes our officers and directors, and their affiliated entities, own approximately 54% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

Exhibit Number	Description

2.1	Share Exchange Agreement dated September 30, 2009 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 6, 2009)
3.1	Corporate Charter dated August 25, 2006(incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)
3.2	Articles of Incorporation dated August 25, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)
3.3	Certificate of Correction dated August 31, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)
3.4	By-laws dated September 6, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)
3.5	Certificate of Change dated May 18, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 20, 2009)
3.6	Amendment to the Articles of Incorporation on June 11, 2009 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 15, 2009)
3.7	Amendment to the Articles of Incorporation on September 8, 2009 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 14, 2009)

4.1	Form of Stock Specimen (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)
10.1	Transfer Agent and Registrar Agreement dated October 20, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)
10.2	Loan Agreement between Registrant and Jimmy Soo dated March 26, 2007 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)
10.3	Deed between EGM Resources Inc. and Registrant dated March 4, 2007 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)
10.4	Binding Letter of Intent dated July 31, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed August 3, 2009)
10.5
Amended and Restated Convertible Promissory Note in favor of New Margin Growth Fund L.P. dated July 31, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed August 3, 2009)

10.6	Convertible Promissory Note in favor of New Margin Growth Fund L.P. dated July 31, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed August 3, 2009)
10.7	Convertible Promissory Note in favor of Ceyuan Ventures II, L.P. dated July 31, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed August 3, 2009)
10.8	Convertible Promissory Note in favor of Ceyuan Ventures Advisors Fund II, LLC dated July 31, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed August 3, 2009)
10.9	Promissory Note in favor of GC China Turbine Corp. by Luckcharm Holding Limited dated July 31, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed August 3, 2009)
10.10	Amended and Restated Agreement dated July 31, 2009 (incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed August 14, 2009)
10.11	Form of Securities Purchase Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.12	Form of Investors Right Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.13	Form of Registration Rights Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.14	Form of Make Good Escrow Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.15	Form of Waiver Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.16	Form of Convertible Promissory Note (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.17	Form of Note Purchase Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.18	Form of Lockup Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.19	Form of Indemnification Agreements (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.20	Form of Warrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GC CHINA TURBINE CORP.
(Registrant)

Date: November __, 2009	/s/ Qi Na
Chief Executive Officer

Date: November __, 2009	/s/ Zhao Ying
Chief Financial Officer