Form 10-K/A
period 2008-12-31
GC China Turbine Corp.
filed 2010-03-30
CIK 1380528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

(1) Yes ☒	No ☐	(2)	Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Vista Dorada Corp. knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

State issuer’s revenues for its most recent fiscal year:	$ -0-

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of Exchange Act). Yes ☐ No☒

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

The shareholders may read and copy any material filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which the Company has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov . The Company has no website at this time.

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

Cautionary Statement Regarding Forward-Looking Statements

Some discussions in this Form 10-K/A may contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this prospectus. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" below that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section beginning on page 14 and as well as those discussed elsewhere in this Form 10-K/A.

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

Risks Associated with our Company:

1.   Because our auditors have issued a going concern opinion and because our officers and directors may not continue to loan money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity .

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

8.   Because we are small and do not have much capital, we must delay conduct of any exploration and as a result may not find an ore body . Without an ore body, we cannot generate revenues and you will lose your investment.

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

10. Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our planned exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration .

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

To become profitable and competitive, we must invest in the exploration and development of our property before we could start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to implement the phased exploration program recommended to us by Mr. Singh . We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

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

Our financial statements included in this Form 10-K/A have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

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

Including the cost of completing our planned exploration program on the VDC Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Source of Expense		Amount

Accountant	(i)	$3,500
Auditors	(ii)	4,000
Bank charges		10
Exploration	(iii)	20,560
Filing fees	(iv)	300
Office and miscellaneous	(v)	1,000
Transfer agent’s fees	(vi)	1,000
Estimated expenses before accounts payable		30,370
Accounts payable - unrelated parties - Dec. 31, 2008		14,257
Estimated expensed for the twelve months		$44,627

(i)	Accountant	Regardless of the time of the effectiveness of this registration statement, VDCwill have to file quarterly financial statements as follows:

Period Ending	Accountant’s Fees

March 31, 2009 – three month period	$750
June 30, 2009 – six month period	750
September 30, 2009 – nine month period	750
December 31, 2009 – fiscal year end	1,250
Estimated total expense	$3,500

(ii)	Auditors	Similar to accountant’s fees noted above the following expense isestimated to occur over the next twelve month period:

Period Ending	Auditors’ Fees

March 31, 2009 – three month period	$500
June 30, 2009 – six month period	500
September 30, 2009 – nine month period	500
December 31, 2009 – fiscal year end	2,500
Estimated total expense	$4,000

(iii)	Exploration	Jayesh Singh has estimated that the work he has recommended consisting of geological mapping, geophysical surveying and geochemical surveying and sampling will cost FJD$35,600 (US$20,560).
,
(iv)	Filing Fees:	Annually our Company will be required to pay to the Secretary of State of Nevada afiling fee to maintain it in good standing for a further year.

(v)	Office and miscellaneous	Based on our experience to date we have estimated office and miscellaneous expenses for the next twelve months for such items as delivery, photocopying, faxing and general office supplies.

(vi)	Transfer agent’s fees
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

From inception to December 31, 2008.

We incurred accumulated net losses since inception of $95,751 as detailed in the following table:

Accounting and audit		$21,250
Bank charges		(13)
Consulting		17,000
Contributed expenses:
Management fees	28,000
Rent	6,300
Telephone	4,200	38,500
Edgarizing		2,225
Exploration expenses		5,000
Filing fees		1,068
Incorporation costs		670
Legal		2,904
Office expenses		3,100
Transfer agent’s fees		4,047
Net loss since inception		$95,751

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

Total shareholders’ deficiency as at December 31, 2008 was $39,301. Total shares outstanding as at December 31, 2008 were 98,970,000 and there have been no change in the issued and outstanding shares in the first few days of January 2009 up to the date of filing this Form 10-K/A.

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

ITEM 7.    FINANCIAL STATEMENTS

The financial statements attached to this Form 10-K/A for the year ended December 31, 2008 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

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

ITEM 8A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of December 31, 2008 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this annual report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, as of December 31, 2008, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

This Annual Report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

Nevertheless, our management has determined that all matters to be disclosed in this report have been fully and accurately reported. We are in the process of improving our processes and procedures to ensure full, accurate and timely disclosure in the current fiscal year, with the expectation of establishing effective disclosure controls and procedures and internal control over financial reporting as soon as reasonably practicable. For the fiscal year ending December 31, 2010, our independent registered public accounting firm will be required to issue a report on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 10.      EXECUTIVE COMPENSATION

We have not paid any executive compensation during the period since inception as can be noted from the following summary:

Summary Compensation Table

					Long Term Compensation
Annual Compensation				Award	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)

Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP Pay-outs ($)	All other Compensation ($)

Jimmy S. Soo	2006	-0-	-0-	-0-	-0-	-0-	-0-
Principal Executive	2007	-0-	-0-	-0-	-0-	-0-	-0-
Officer, President and Director	2008	-0-	-0-	-0-	-0-	-0-	-0-

Donn Lee	2006	-0-	-0-	-0-	-0-	-0-	-0-
Principal Financial Officer,	2007	-0-	-0-	-0-	-0-	-0-	-0-
Principal Accounting Officer, Secretary Treasurer and Director	2008	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors other than the money payment to them as more fully described elsewhere in this Form 10-K/A.

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

Transfer Agent

During the current year, we changed transfer agents from Action Stock Transfer Corp., 7069 S. Highland Drive, Suite 300, Salt Lake City, UT., 84121 to Holladay Stock Transfer, 2939 North 67 th  Place, Scottsdale, Arizona, 85251 who agreed to act as our transfer agent.

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  (1)   Financial Statements.  The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates, CPA’s Inc.	30

Balance Sheet as at December 31, 2008 and 2007	31

Statement of Operations for the years ended December 31, 2008 and 2007 and for the period from August 25, 2006 (date of inception) to December 31, 2008	32

Statement of Changes in Shareholders’ Equity for period from August 25, 2006 (date of inception) to December 31, 2008	33

Statement of Cash Flows for the years ended December 31, 2008 and 2007 and for the period from August 25, 2006 (date of inception) to December 31, 2008	34

Notes to the Financial Statements	35

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Vista Dorada’s Registration Statement on Form SB-2 filed on March 29, 2007, Registration No. 333-141641)

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

VISTA DORADA CORP.
(Registrant)

Dated: March 30, 2010	/s/ Qi Na
By: Qi Na
Its: Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 30, 2010	/s/ Qi Na
Qi Na,
Chief Executive Officer and Director

Dated: March 30, 2010	/s/ Zhao Ying
By: Zhao Ying
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 30, 2010	/s/ Hou Tie Xin
Hou Tie Xin,
Chairman of the Board

Dated: March 30, 2010	/s/ Xu Jia Rong
Xu Jia Rong,
Director

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone 801-268-2632

Board of Directors
Vista Dorada Corp.
Manila, Philippines

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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
January 12, 2009

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
BALANCE SHEETS

	Dec. 31, 2008	Dec. 31, 2007

ASSETS

CURRENT ASSETS

Cash	$1,948	$1,918

Total Current Assets	$1,948	$1,918

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$14,256	$8,227
Accounts payable – related parties	26,993	16,260

Total Current Liabilities	41,249	24,487

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
98,970,000 shares issued and outstanding	98,970	98,970
Capital in excess of par value	(42,520)	(59,020)
Deficit accumulated during the pre-exploration stage	(95,751)	(62,519)

Total Stockholders’ Deficiency	(39,301)	(22,569)

	$1,948	$1,918

The accompanying notes are an integral part of these financial statements.

VISTA DORADA CORP.
(A Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2008 and 2007 and for the period from August 25, 2006 (date of inception) to December 31, 2008

	Year ended Dec. 31 2008	Year ended Dec. 31, 2007	Inception (Aug. 25, 2006) to Dec. 31, 2008

REVENUES	$-	$-	$-

EXPENSES

Exploration costs	-	-	5,000
Administrative	33,232	46,014	90,751

NET LOSS FROM OPERATIONS	$(33,232)	$(46,014)	$(95,751)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

AVERAGE OUTSTANDING SHARES

Basic	98,970,000	98,970,000

The accompanying notes are an integral part of these financial statements.

VISTA DORADA CORP.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period August 25, 2006 (date of inception) to December 31, 2008

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance August 25, 2006	-	$-	$-	$-

Issuance of common shares for cash - October 31, 2006	90,000,000	90,000	(87,000)	-

Issuance of common shares for cash – December 20, 2006	8,970,000	8,970	5,980	-

Capital contributions – expenses	-	-	5,500	-

Net operating loss for the four months nded December 31, 2006	-	-	-	(16,505)

Capital contributions – expenses	-	-	16,500	-

Net operating loss for the year ended December 31, 2007	-	-	-	(46,014)

Capital contributions – expenses	-	-	16,500	-

Net operating loss for the year ended December 31, 2008	-	-	-	(33,232)

Balance as at December 31, 2008	98,970,000	$98,970	$(42,520)	$(95,751)

The accompanying notes are an integral part of these financial statements

VISTA DORADA CORP.
(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the year ended December 31, 2008 and 2007 and for the period from August 25, 2006 (date of inception) to December 31, 2008

	Year Ended Dec. 31, 2008	Year Ended Dec. 31, 2007	Inception (Aug. 25, 2006) to Dec. 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(33,232)	$(46,014)	$(95,751)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	6,029	2,213	14,256
Capital contributions – expenses	16,500	16,500	38,500

Net Cash Provided (Used) in Operations	(10,703)	(27,301)	(42,995)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans payable – related parties	10,733	11,260	26,993
Proceeds from issuance of common stock	-	-	17,950

Cash flows from financing activities	10,733	11,260	44,943

Net Increase (Decrease) in Cash	30	(16,041)	1,948

Cash at Beginning of Period	1,918	17,959	-

CASH AT END OF YEAR	$1,948	$1,918	$1,948

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