Form 10-Q/A
period 2009-09-30
GC China Turbine Corp.
filed 2010-03-30
CIK 1380528

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock at October 30, 2009 was 58,970,015.

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2009 (unaudited) and December 31, 2008 (audited)	4

	Statement of Operations For the three and nine month periods ended September 30, 2009 and 2008 and for the period August 25, 2006 (Date of Inception) to September 30, 2009 (unaudited)	5

	Statement of Stockholders' Equity (Deficit) For the period August 25, 2006 (Date of Inception) to September 30, 2009 (unaudited)	6

	Statement of Cash Flows For the nine month period ended September 30, 2009 and 2008 and for the period August 25, 2006 (date of inception) to September 30, 2009 (unaudited)	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	13

ITEM 4.	Controls and Procedures	13

PART 11.	OTHER INFORMATION	14

ITEM 1.	Legal Proceedings	14

ITEM 1A.	Risk Factors	14

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	25

ITEM 4.	Submission of Matters to a Vote of Security Holders	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits	25

	SIGNATURES.	27

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

GC China Turbine Corp.
(Formerly Nordic Turbines, Inc.)
(A Pre-Exploration Stage Company)
Statement of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008
And for the period from August 25, 2006 [Inception] to September 30, 2009
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from August 25, 2006 [Inception] to September 30,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$-

Administrative expenses	178,867	6,620	217,679	23,481	313,430
Loss from operations	(178,867)	(6,620)	(217,679)	(23,481)	(313,430)

Other income and expenses
Interest expense	6,630	-	(854)	-	(854)
Interest income	(4,932)	-	-	-	-
	1,698	-	(854)	-	(854)

Net loss	$(177,169)	$(6,620)	$(218,533)	$(23,481)	$(314,284)

Net loss per share - basic and diluted	$(0.004)	$(0.000)	$(0.005)	$(0.000)

Weighted average shares outstanding	41,028,956	49,485,000	46,655,956	49,485,000

The accompanying notes are an integral part of these financial statements.

(Formerly Nordic Turbines, Inc.)
(A Pre-Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from August 25, 2006 [Inception]  to September 30, 2009

	Common Stock		Stock	Additional Paid-In	Accumulated Deficit during Development	Total Stockholders' Equity
	Number	Amount	Subscriptions	Capital	Stage	(Deficit)

Balance, at inception	-	$-	$-	$-	$-	$-
Stock issued to founders for cash	45,000,000	45,000		(42,000)	-	3,000
Stock issued for cash	4,485,000	4,485		10,465	-	14,950
Capital contributions - expenses	-	-		5,500	-	5,500
Net loss from inception (August 25, 2006) to December 31, 2006	-	-		-	(16,505)	(16,505)
Balance, December 31, 2006	49,485,000	49,485	-	(26,035)	(16,505)	6,945
Capital contributions - expenses	-	-		16,500	-	16,500
Net loss for year	-	-		-	(46,014)	(46,014)
Balance, December 31, 2007	49,485,000	49,485	-	(9,535)	(62,519)	(22,569)
Capital contributions - expenses	-	-		16,500	-	16,500
Net loss for year	-	-		-	(33,232)	(33,232)
Balance, December 31, 2008	49,485,000	49,485	-	6,965	(95,751)	(39,301)
Shares of common stock surrendered	(40,500,000)	(40,500)		40,500	-	-
Subscriptions received	-	-	11,000,000	-	-	11,000,000
Net loss for period	-	-	-	-	(218,533)	(218,533)
Balance, September 30, 2009	8,985,000	$8,985	$11,000,000	$47,465	$(314,284)	$10,742,166

*The common stock issued has been retroactively restated to reflect a forward stock split of 30 new shares for 1 old share, effective March 3, 2008, and a reverse stock split of 1 new share for 2 old shares, effective May 18, 2009.

The accompanying notes are an integral part of these financial statements.

GC China Turbine Corp.
(Formerly Nordic Turbines, Inc.)
(A Pre-Exploration Stage Company)
Statement of Cash Flows
For the nine Months Ended September 30, 2009 and 2008
And for the period from August 25, 2006 [Inception] to September 30, 2009

	Nine months ended September 30,		Period from August 25, 2006 [Inception] to September 30,
	2009	2008	2009

Operating activities
Net loss	$(218,533)	$(23,481)	$(314,284)
Adjustments to reconcile net loss to
net cash used in operating activities:
Contribution to capital - expenses	-	12,375	38,500
Accrued interest expense	854	-	854
Accured interest income	-	-	-
Changes in:
Prepaid expenses	(2,515)	-	(2,515)
Accounts payable and accrued liabilities	174,187	2,530	188,443
Cash used in operating activities	(46,007)	(8,576)	(89,002)

Cash flows used in investing activities	-	-	-

Financing activities
Proceeds from subscriptions received	10,000,000	-	10,017,950
Funds advanced	(11,000,000)	-	(11,000,000)
Proceeds from notes payable	1,071,052	-	1,071,052
Proceeds from related party debt	(26,993)	8,576	-
Cash flows provided by financing activities	44,059	8,576	89,002

Net increase (decrease) in cash	(1,948)	-	-

Cash, beginning of period	1,948	1,918	-

Cash, end of period	$-	$1,918	$-

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

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

Failure to timely comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404 ”) or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our debt and equity securities.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Section 404 requires us to include an internal control report with our Annual Report on Form 10-K.  That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  As of December 31, 2008, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“ COSO ”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended December 31, 2008, that its internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Risks Related to Our Corporate Structure

Our acquisition of GC Nordic New Energy Co., Ltd could constitute a Round-trip Investment under the 2006 M&A Rules.

Prior to obtaining the approval from the Commerce Bureau of Wuhan City on August 5, 2009 and the business license from the Wuhan Administration for Industry and Commerce on August 10, 2009, pending the full payment of the purchase price, and prior to Luckcharm Holdings Limited purchasing 100% capital stock of GC Nordic (the “ GC Nordic Acquisition ”), GC Nordic was a PRC business whose shareholders were nine PRC individuals, of which Hou Tie Xin was the controlling shareholder holding 58.46% of its shares. When Luckcharm was incorporated on June 15, 2009 and when the GC Nordic Acquisition was approved, none of the shareholders of Luckcharm was a PRC citizen. After the GC Nordic Acquisition, Luckcharm Holdings Limited became the sole shareholder of GC Nordic. On September 30, 2009, Luckcharm, the Company, BVI and a certain stockholders of the Company executed the Exchange Agreement and immediately after the consummation of the Exchange Transaction between Luckcharm and the Company, BVI, which held 100% of the equity interests of Luckcharm, became our controlling shareholder. Mr. Hou Tie Xin, Ms. Qi Na, Ms. Zhao Ying and Mr. Xu Jia Rong, who are PRC nationals and who have become officers and directors of the Company in connection with the Exchange Transaction, are parties to a Call Option Agreement with BVI, pursuant to which these individuals have the opportunity to acquire the shares of the Company’s common stock issued to BVI as part of the Exchange Transaction (the “ Shares ”). These individuals are additionally parties to a Voting Trust Agreement with BVI, pursuant to which they have the right to vote the Shares on behalf of BVI.

The PRC regulatory authorities may take the view that the GC Nordic Acquisition, Exchange Transaction, the Call Option Agreement and Voting Trust Agreement are part of an overall series of arrangements which constitute a round-trip investment under PRC 2006 M&A Rules because the PRC individuals could collectively become the effective controlling party of a foreign entity (Luckcharm Holdings Limited) that acquired ownership of a PRC entity (GC Nordic). As such, the PRC regulatory authorities may require registration with and/or approval by the PRC Ministry of Commerce (“ MOFCOM ”) and/or the State Administration for Industry and Commerce (“ SAIC ”). If such registration or approval is required, we cannot assure you that we may be able to complete such registration or obtain such approval.

If the PRC regulatory authorities take the view that the GC Nordic Acquisition constitutes a round-trip investment without approval, they may invalidate our acquisition and ownership of GC Nordic.  Additionally, the PRC regulatory authorities may take the view that the GC Nordic Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission (“ CSRC ”) before MOFCOM approval is obtained.  We believe that if this takes place, we may be able to find a way to re-establish control of GC Nordic’s business operations through a series of contractual arrangements rather than an outright purchase of GC Nordic.  But we cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of GC Nordic’s business than if the Company had direct ownership of GC Nordic.  In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law.  If we cannot obtain MOFCOM or CSRC approval as may be required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of GC Nordic, our business and financial performance will be materially adversely affected.

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

GC CHINA TURBINE CORP.
(Registrant)

Date: March 30, 2010	/s/ Qi Na
Chief Executive Officer

Date: March 30, 2010	/s/ Zhao Ying
Chief Financial Officer