Form 10-K
period 2009-12-31
GC China Turbine Corp.
filed 2010-04-15
CIK 1380528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒                                       ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐                                                 TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number: 333-141641

GC CHINA TURBINE CORP. (Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	98-0536305 (I.R.S. Employer Identification No.)

No. 86, Nanhu Avenue, East Lake Development Zone,
Wuhan, Hubei Province 430223
People’s Republic of China
(Address of principal executive offices) (Zip Code)

+8627-8798-5051
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐           Yes                      ☒           No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐           Yes                      ☒           No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒           Yes                      ☐           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer* ☐   Smaller reporting company ☒
*(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐           Yes                      ☒           No

The aggregate market value of the common stock held by non-affiliates as of June 30, 2009 (the last trading day of the second quarter) was $4,476,030, based on the last sale price of common stock sold.

As of April 12, 2010, the last practicable date, 58,970,015 shares of the registrant’s Common Stock were outstanding at a par value of $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibits incorporated by reference are referred to under Part IV.

TABLE OF CONTENTS

PART I

As used in this Annual Report on Form 10-K, unless the context indicates or suggests otherwise, reference to “we”, “our”, “us”, “GC China Turbine”, the “Company” or the “Registrant” refer to GC China Turbine Corp., a Nevada corporation and its wholly-owned subsidiaries. “Luckcharm” shall mean Luckcharm Holdings Limited and its wholly-owned subsidiaries, including Wuhan Guoce Nordic New Energy Co., Ltd.

Disclosure regarding Forward-Looking Statements

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations.

Except for statements of historical facts, this Annual Report on Form 10-K contains forward-looking statements involving risks and uncertainties. The words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions or variations thereof are intended to be forward looking statements within the meaning of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Such statements reflect the current view of the Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this Annual Report on Form 10-K entitled “Risk Factors”) relating to the Registrant’s industry, the Registrant’s operations and results of operations and any businesses that may be acquired by the Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although the Registrant believes that the expectations reflected in the forward looking statements are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the Registrant’s financial statements and the related notes included in this report on Form 10-K.

Such risks and uncertainties include, without limitation, our ability to raise capital to finance our operations, the effectiveness, profitability and the marketability of our products, our ability to protect our proprietary information, general economic and business conditions, the impact of technological developments and competition, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation of the wind power industry, our ability to enter into acceptable relationships with one or more of our suppliers and the ability of such suppliers to manufacture products or components of an acceptable quality on a cost-effective basis, our ability to attract or retain qualified senior management personnel, including sales and marketing and technical personnel and other risks detailed from time to time in our filings with the SEC, including those described in Item 1A below. We do not undertake any obligation to update any forward-looking statements.

ITEM 1.             BUSINESS.

Overview

We are a holding company whose primary business operations are conducted through a wholly-owned Hong Kong subsidiary, Luckcharm Holdings Limited (“Luckcharm”) and its wholly-owned Chinese subsidiary Wuhan Guoce Nordic New Energy Co., Ltd. (“GC Nordic”). GC Nordic is a leading manufacturer of 2-bladed wind turbines located in Wuhan City of Hubei Province, China.  We sought to license and develop a technology in the wind energy space that would have a high likelihood of meeting rigorous requirements for low-cost and high reliability. We identified a 2-bladed wind turbine technology that was developed through a 10 year research project costing over US$ 75 million. Our license to manufacture and sell this wind turbine in China, if not renewed, will expire on June 30, 2016.  While the 2-blade technology is less commonly used in the China wind farm market compared to 3-blade technology, the development project that created our technology has been operating for 10 years with 97% availability (availability is calculated as follow: [annual total hours (24×365) - turbine downtime - maintenance time]/annual total hours ).  Further, the 2-blade technology has the benefits of lower manufacturing cost, lower installation cost and lower operational costs. Therefore, the product is uniquely positioned to fulfill our mission. Our launch product is a 1.0 megawatt (“MW”) utility scale turbine with designs for a 2.5MW and 3.0MW utility scale turbine in development.  We are developing a track record and brand-awareness through the execution of our initial sales contracts.

We were incorporated under the laws of the State of Nevada on August 25, 2006 under the name of Visa Dorada Corp. for the purpose of acquiring and developing mineral properties.  On August 31, 2006 we changed our name to Vista Dorada Corp. We are the registered and beneficial owner of a 100% interest in the Mocambo Gold Claim or the “VDC Claim” situated in the Republic of Fiji.  The VDC Claim is an unpatented mineral claim and was assigned to us by EGM Resources Inc. on March 4, 2007 and the assignment was filed and registered with the Mineral Resources Department of the Ministry of Energy and Natural Resources of the government of the Republic of Fiji. We own no other mineral property and are not engaged in the exploration of any other mineral properties. We have not conducted any exploration work on the VDC Claim and we have not generated any operating revenues from such business.

On May 18, 2009, we effected a 1-for-2 reverse stock split to improve trading liquidity, and enhance overall shareholder value. In an effort to grow our company, on May 22, 2009, we entered into a letter of intent with GC Nordic and on June 11, 2009 we changed our name to Nordic Turbines, Inc.  We subsequently changed our name to “GC China Turbine Corp.” on September 14, 2009.

Our Acquisition of Luckcharm and Related Financing

On May 22, 2009, we entered into a Letter of Intent ("LOI") with GC Nordic whereby we would purchase all of the issued and outstanding shares of GC Nordic from its shareholders, and the shareholders of GC Nordic would receive a 54% ownership interest in the Company.  Further on July 31, 2009, an Amended and Restated Binding Letter of Intent ("Revised LOI") was entered among us, Luckcharm, GC Nordic, New Margin Growth Fund L.P. ("New Margin"), Ceyuan Ventures II, L.P. ("CV") and Ceyuan Ventures Advisors Fund II, LLC ("CV Advisors") whereby we would purchase all of the issued and outstanding shares of Luckcharm from the shareholders, and the shareholders of Luckcharm would receive a 54% ownership interest in the Company. The Revised LOI further provided that (i) upon consummation of the reverse acquisition, we would directly or indirectly own all of the outstanding capital stock of GC Nordic; (ii) the closing date for the reverse acquisition would be thirty days from the date GC Nordic completed an audit of its financial statements as required under U.S. securities laws; and (iii) the obligation of GC Nordic to consummate the reverse acquisition was conditioned upon an additional financing of at least US$ 10,000,000 into the combined entities at closing.

On May 22, 2009, under the terms of the LOI we provided GC Nordic with a secured bridge loan in the amount of US$ 1,000,000 to be applied toward legal and audit expenses, and working capital. Upon the closing of the reverse acquisition, the bridge loan became an intercompany loan. We had been provided these funds through promissory notes from two foreign accredited investors, and these notes were later assigned to Clarus Capital Ltd. (“Clarus”).

On July 31, 2009, we, Luckcharm, GC Nordic, New Margin, CV and CV Advisors entered into an amended and restated financing agreement (the "Financing Agreement"). The Financing Agreement provided that we agreed to lend Luckcharm (i) US$ 2,500,000 before July 24, 2009 and (ii) US$ 7,500,000 before July 31, 2009. In order to guarantee Luckcharm’s lending obligations under the Financing Agreement, New Margin loaned US$ 5,000,000 to us and CV and CV Advisors loaned the aggregate of US$ 5,000,000 of the above amounts to us, and we in turn loaned US$ 10,000,000 to Luckcharm for purposes of working capital.  Upon the consummation of the reverse acquisition, the US$ 10,000,000 convertible loan made to us by New Margin, CV and CV Advisors converted into shares of our common stock at a conversion price equal to US$ 0.80 per share.

On September 30, 2009, we entered into a voluntary share exchange agreement (“Exchange Agreement”) with Luckcharm, GC Nordic and Golden Wind Holdings Limited, a company incorporated in the British Virgin Islands and the parent entity of Luckcharm, or “Golden Wind.”

On October 30, 2009, the reverse acquisition was consummated.  As a result of the reverse acquisition, Luckcharm became our wholly-owned subsidiary, and we acquired the business and operations of GC Nordic.  At the closing of the reverse acquisition, we issued 32,383,808 shares of our common stock to Golden Wind in exchange for 100% of the issued and outstanding capital stock of Luckcharm and US$ 10,000,000 in previously issued convertible promissory notes were converted into 12,500,000 shares of our common stock. Our acquisition of Luckcharm pursuant to the share exchange agreement was accounted for as a reverse acquisition wherein Luckcharm is considered the acquirer for accounting and financial reporting purposes.

Contemporaneous with the reverse acquisition, we also completed a private placement pursuant to which we issued 6,400,000 shares of our common stock, at a price of US$ 1.25 per share for an aggregate offering price of US$ 8,000,000 to certain investors (the “Investors”). Additionally, we entered into (i) a Note Purchase Agreement with Clarus whereby Clarus agreed to loan US$ 1,000,000 to us upon the effective date of delivery of 20 wind turbine systems by us to our customers in the form of a convertible promissory note bearing no interest, having a maturity date of 2 years from the date of issuance and convertible into shares of our common stock at US$ 2.00 per share, and (ii) an amendment to a convertible promissory note held by Clarus in the amount of US$ 1,000,000 revising the conversion feature of such note. We have agreed with Clarus that the period to fund the loan under the Note Purchase Agreement is extended to April 30, 2010. On the six month anniversary upon the effective date of delivery of 20 wind turbine systems by us to our customers, both loans held by Clarus in the aggregate amount of US$ 2,000,000 will automatically convert into shares of our common stock at US$ 2.00 per share.  In connection with the private placement, we also issued warrants to investors and placement agents to purchase an aggregate of 1,200,000 shares of our common stock with each warrant having an exercise price of US$ 1.00 per share and being exercisable at any time within 3 years from the date of issuance.

In connection with the private placement, Golden Wind entered into a make good escrow agreement with the investors in the private placement offering, whereby Golden Wind pledged 640,000 shares of our common stock to the investors in order to secure our make good obligations under the private placement. In the make good escrow agreement, we established a minimum after tax net income threshold of US$ 12,500,000 for the fiscal year ending December 31, 2010. If the minimum after tax net income threshold for the fiscal year 2010 is not achieved, then the investors will be entitled to receive additional shares of our common stock held by Golden Wind based upon a pre-defined formula agreed to between the investors and Golden Wind. Golden Wind deposited a total of 640,000 shares of our common stock, into escrow with Capitol City Escrow, Inc. under the make good escrow agreement.  Additionally, if the minimum after tax net income threshold for the fiscal year 2010 is not achieved, then the investors will be entitled to have the exercise price of the warrants adjusted lower based upon a pre-defined formula agreed to between the investors and us.

Background and History of Luckcharm and its Operating Subsidiaries and Affiliates

Luckcharm was originally incorporated in Hong Kong on June 15, 2009 by Fernside Limited.  On June 29, 2009, Fernside Limited transferred all of the equity interest of Luckcharm to Golden Wind. On August 1, 2009, Luckcharm entered into an agreement to acquire 100% of the equity of GC Nordic from the original nine individual shareholders (the “Founders”).  On August 5, 2009, GC Nordic received approval of this acquisition from the Bureau of Commerce of the Wuhan City, Hubei Province, PRC.

Prior to the reverse acquisition, on September 30, 2009, each of the Founders entered into a Call Option Agreement and a Voting Trust Agreement with Xu Hong Bing, the sole shareholder of Golden Wind.  The Call Option Agreements provide that, upon the achievement of certain milestones during the six years following entry into the Call Option Agreements, the Founders can acquire from Golden Wind shares of our common stock issued to Golden Wind in the reverse acquisition (the “BVI Shares”), at a price per share of $US 0.0001.  The call rights are exercisable in tranches upon the satisfaction of certain conditions set forth in the Call Option Agreements, and if all such conditions are met, the Founders will have the right to acquire 100% of the BVI Shares.  The rights to acquire the BVI Shares under the Call Option Agreements are allocated to the Founders in the same proportion as their ownership interest in GC Nordic.  The Voting Trust Agreements create a voting trust that provide the Founders with all rights and powers of ownership with respect to the BVI Shares, including without limitation the right to vote and receive dividends thereon.    Through the Voting Trust Agreements, the Founders collectively obtained 100% voting interests with respect to the BVI Shares, which are allocated among the Founders in the same proportion as their ownership interest in GC Nordic.

GC Nordic was organized in the PRC on August 21, 2006 as a limited liability company upon the issuing of a license by the Administration for Industry and Commerce of the Wuhan City, Hubei Province, PRC with an operating period of 30 years to August 9, 2039. On August 5, 2009, all of the outstanding equity interests of GC Nordic were acquired by Luckcharm, and GC Nordic became a wholly-owned subsidiary of Luckcharm. GC Nordic holds the government licenses and approvals necessary to operate the wind turbines business in China.

GC Nordic was founded by nine individual shareholders, including Mr. Hou Tie Xin, Mr. Xu Jia Rong, Mr. Wu Wei, Mr. Zhang Wei Jun, Mr. Bu Zheng Liang, Mr. Zuo Gang and Mr. He Zuo Zhi, who were shareholders of Wuhan Guoce Science and Technology Corp (“Guoce Science and Technology”), and Ms. Qi Na and Ms. Zhao Ying, who were senior management of Guoce Science and Technology. After GC Nordic was organized in August 2006, Mr. Hou Tiexin, Mr. Xu Jia Rong and Mr. Bu Zheng Liang remained as chairman, general manager and engineer of Guoce Science and Technology, respectively, Ms. Qi Na, Ms. Zhao Ying, Mr. Wu Wei and Mr. Zhang Wei Jun left Guoce Science and Technology’s management team and focused on GC Nordic’s management and operation. Mr. Zuo Gang and Mr. He Zuo Zhi currently do not hold any position in either Guoce Science and Technology or GC Nordic. Guoce Science and Technology is a leading technology provider to the Chinese utilities industry and it has a long history as a preferred provider to the utilities industry in China since 1995 under the former name Wuhan Guoce Electric Power New Technology Co., Ltd. (“Guoce New Technology”). In 2002 Guoce New Technology was restructured and was renamed as Wuhan Guoce Science and Technology Corp. Guoce Science and Technology is a producer of hydraulic systems and electronic control systems that enjoy dominant market share of approximately 40% in the PRC hydro-electric generation industry. GC Nordic was founded as part of a strategy of expanding Guoce Science and Technology’s product offerings in a business that closely parallels its current business. Guoce Science and Technology is a company with great reputation in the industry with businesses covering the whole power industrial chain with productions ranging from power generation to power transmission to every sector of power utilization.

Our Corporate Structure

The following diagram illustrates our corporate structure as of December 31, 2009:

(1)
The management of GC China Turbine includes: Hou Tie Xin as Chairman, Qi Na as Chief Executive Officer and director, Zhao Ying as Chief Financial Officer, Tomas Lyrner as Chief Technology Officer, and Xu Jia Rong, Marcus Laun and Chris Walker Wadsworth as members of the board of directors. As of the date of this Annual Report on Form 10-K, none of the management owns any shares of GC China Turbine common stock. Mr. Hou, Ms. Qi, Ms. Zhao and Mr. Xu, however, are parties to a Call Option Agreement dated September 30, 2009 pursuant to which they have the right to acquire the shares of GC China Turbine common stock issued to the Golden Wind in connection with the Exchange Agreement, and to a Voting Trust Agreement dated September 30, 2009 pursuant to which they are voting trustees under a voting trust created to hold all such shares.

(2)	The management of Luckcharm is comprised of Xu Hong Bing as the sole director.

(3)
The management of GC Nordic includes:  Hou Tie Xin as Chairman, Qi Na as General Manager and Director, Xu Jia Rong as Director, Zhao Ying, Wu Wei, Zhang Hanyun, Bailong and Zhang Weijun as Deputy General Managers.

(4)	The management of Guoce Nordic AB includes: Hou Tie Xin as Chairman, Tomas Lyrner as Chief Executive Officer and Director, Wu Wei and Xu Hailian are Directors.

Our Industry

Wind Power

Wind power is the conversion of wind energy into more useful forms of energy, such as electricity, using wind turbines.  Humans have been using wind power for at least 5,500 years to propel sailboats and sailing ships, and architects have used wind-driven natural ventilation in buildings since similarly ancient times.

Compared to the environmental effects of traditional energy sources, the environmental effects of wind power are relatively minor. Wind power consumes no fuel, and emits no air pollution, unlike fossil fuel power sources. The energy consumed to manufacture and transport the materials used to build a wind power plant is equal to the new energy produced by the plant within a few months of operation.

The power in the wind can be extracted by allowing it to blow past moving wings that exert torque on a rotor. The amount of power transferred is directly proportional to the density of the air, the area swept out by the rotor, and the cube of the wind speed. The mass flow of air that travels through the swept area of a wind turbine varies with the wind speed and air density. Because so much power is generated by higher wind speed, much of the average power available to a windmill comes in short bursts.  As a general rule, wind generators are practical where the average wind speed is 10 mph (16 km/h or 4.5 m/s) or greater. An ideal location would have a near constant flow of non-turbulent wind throughout the year and would not suffer too many sudden powerful bursts of wind. An important turbine siting factor is access to local demand or transmission capacity. The wind blows faster at higher altitudes because of the reduced influence of drag on the surface (sea or land) and the reduced viscosity of the air.  The increase in velocity with altitude is most dramatic near the surface and is affected by topography, surface roughness, and upwind obstacles such as trees or buildings.  As the wind turbine extracts energy from the air flow, the air is slowed down, which causes it to spread out and divert around the wind turbine to some extent.  Betz' law states that a wind turbine can extract at most 59% of the energy that would otherwise flow through the turbine's cross section.  The Betz limit applies regardless of the design of the turbine.  Intermittency and the non-dispatchable nature of wind energy production can raise costs for regulation, incremental operating reserve, and (at high penetration levels) could require demand-side management or storage solutions.

Wind Turbines

A wind turbine is a rotating machine which converts the kinetic energy in wind into mechanical energy.  If the mechanical energy is used directly by machinery, such as a pump or grinding stones, the machine is usually called a windmill.  If the mechanical energy is then converted to electricity, the machine is called a wind generator, wind turbine, wind power unit (WPU), wind energy converter (WEC), or aerogenerator.

Wind turbines require locations with constantly high wind speeds.  Wind turbines are designed to exploit the wind energy that exists at a location.  Small wind turbines for lighting of isolated rural buildings were widespread in the first part of the 20th century.  The modern wind power industry began in 1979 with the serial production of wind turbines by Danish manufacturers Kuriant, Vestas, Nordtank, and Bonus.  These early turbines were small by today's standards, with capacities of 20–30 kilowatts each.  Since then, they have increased greatly in size, while wind turbine production has expanded to many countries.

Wind Industry

The wind industry is the world's fastest growing energy sector and offers an excellent opportunity to begin the transition to a global economy based on sustainable energy. A report published by The Global Wind Energy Council (“GWEC”) and Greenpeace in October 2008 references multiple studies that indicate that the long-term potential supply using existing technology could be double the current worldwide electricity demand.  Prior GWEC reports indicate that there are no technical, economic or resource barriers to supplying 12% of the world's electricity needs with wind power alone by 2020, as compared to the challenging projection of two thirds increase of electricity demand by 2020.

According to the GWEC’s Global Wind 2007 Report, by the end of 2007 (2008 figures not currently available), the capacity of global wind energy installations had reached a generation capacity level of over nearly 94,000 MW, an increase of nearly 20,000 MW over 2006 figures and representing a worldwide investment of over US$ 50 billion. Europe accounts for 56,500 MW or 60% of the total installed capacity followed by the U.S. with 17.9% or 16,800 MW.  The fastest growing market is China with 145% growth or 3,304 MW added in 2007 to over 5,900 MW by the end of 2007.  Each of these markets is expected to continue to drive the worldwide growth of wind turbine installations.  The total value of installed equipment worldwide in 2007 was approximately US$ 1.8 million per MW for a turbine equipment market size of US$ 36 billion on a total investment of US$ 50 billion.

Internationally, demand for electricity has dramatically increased as our society has become more technologically driven.  Demand for “green” energy has also dramatically increased due to consumers’ desire to become environmentally conscious.  Both trends are expected to continue.  Significant new capacity for the generation of electricity will be required to meet anticipated demand.

Most of the world’s primary energy sources are still based on the consumption of non-renewable resources such as petroleum, coal, natural gas and uranium.  While still a small segment of the energy supply, renewable sources such as wind power are growing rapidly in market share.  Wind power delivers multiple environmental benefits.  It operates without emitting any greenhouse gases and has one of the lowest greenhouse gas lifecycle emissions of any power technology.  Wind power does not result in any harmful emissions, extraction of fuel, radioactive or hazardous wastes or use of water to steam or cool. Wind projects are developed over large areas, but their carbon footprint is light.  Farmers, ranchers and most other land owners can continue their usual activities after wind turbines are installed on their property.

According to the U.S. Department of Energy, Energy Information Administration’s publication “Renewable Resources in the U.S. Electricity Supply,” wind power generation was and is projected to increase eight-fold between 1990 and 2010, a rate of 10.4% per year.  Annual growth in the wind power industry for the past 10 years has exceeded 28% per year according to the GWEC.  Although wind power produces under 1% of electricity worldwide according to the GWEC’s Global Wind 2007 Report, it is a leading renewable energy source and accounts for 19% of electricity production in Denmark (according to the U.S. Department of Energy’s Energy Facts web page), 10% in Spain and 7% in Germany (according to the GWEC’s Europe region web page).

Chinese Wind Industry

Wind-power generation is a mature technology that is embraced in China due to its relatively low cost (compared to other renewable energy sources such as solar power) and abundance of wind resources.  Satisfying rocketing electricity demand and reducing air pollution are also main driving forces behind the development of wind energy in China.  Given the country’s substantial coal resources and still relatively low cost of coal-fired generation, cost reduction of wind power is an equally crucial issue.  This is being addressed through the development of large scale projects and boosting local manufacturing of turbines.  The Chinese government believes that the localization of wind turbine manufacturing brings benefits to the local economy and helps keep costs down.  Moreover, since most good wind sites are located in remote and poorer rural areas, wind farm construction benefits the local economy through the annual income tax paid to county government, local economic development, grid extension for rural electrification as well as employment in wind farm construction and maintenance.

Current Chinese government guideline published in PRC National Development and Reform Commission’s China Renewable Energy Development Plan 2007 mandates that 30,000 MW of wind power be installed by 2020. The Brussels-based GWEC reported that in 2008, China added more than 6,000 MW of wind-power generation capacity, bringing China’s total installed wind-power generating capacity to over 12,000MW. Moreover, the Chinese government has mandated that 70% of wind components be sourced domestically by 2010.  The wind manufacturing industry in China is booming.  In the past, imported wind turbines dominated the market, but this is changing rapidly as the growing market and clear policy direction have encouraged domestic production.  At the end of 2007, there were 40 Chinese manufacturers involved in wind energy, accounting for about 56% of the equipment installed during the year, an increase of 21% over 2006.  This percentage is expected to increase substantially in the future.  Total domestic manufacturing capacity is now about 8,000 MW, and expected to reach about 12 GW by 2010.

Wind energy resources are widely distributed in China, with rich resources broken into the southeast coastal areas, the three northern regions (northeast, north, and northwest) and inland regions.

Presently, the thriving locations for the development of wind farms are the three northern regions.  However, inland regions where wind resources are abundantly distributed are at an early development stage, and thus the market potential is large.  Further, some provinces in the inland regions have planned or promulgated preferential policies for the development of wind power, and thus the inland wind power industry may also become the new thriving points for China‘s wind power development.

According to the 2008 China Wind Power Development Report, published by China Environmental Science Press in Beijing, abundant wind energy resource areas along the southeast coast and its coastal areas mainly include Shandong, Jiangsu, Shanghai, Zhejiang, Fujian, Guangdong, Guangxi and Hainan and other provinces and cities’ coastal zones of nearly 10km wide with annual wind power density above 200 w/m² and wind power density line parallels to the coastlines.

Abundant wind energy resource areas distributed in north areas mainly include, three north provinces, Hebei, Inner Mongolia, Gansu, Ningxia and Xinjiang and other provinces and districts’ of nearly 200 km wide with wind power density above 200—300 w/m², some of which could up to 500 w/m² more, such as Alashankou, Daban City, Huitengxile, Huitengliang of Xilinhaote, Chengde and Weichang.

Abundant wind energy resource areas distributed in inland areas mainly include, Hunan, Hubei, Jiangxi, Shanxi, Henan, Chongqing, Yunnan and other areas, with a general wind power density of 100—200 w/m².  Wind energy resources are also abundant in some areas due to the impacts by the lakes and topography. Technological accepted development capacity for wind power in inland areas exceeds 12,000,000 kilowatts.

China Wind Power Potential

Today, wind power in China is developing rapidly and receives particularly strong government support. The new Renewable Energy Law and its detailed incentive policies reflect the Chinese government’s intention to build up this industry. By 2020, China plans to have 30 gigawatts of wind power.  European companies dominate China’s wind power equipment market. Among U.S. companies, only GE Wind Power is active in China. In 2005, GE Wind Power occupied 3% of the in-grid wind turbine market in China.

According to the China Academy of Meteorological Sciences, the country possesses a total 235 gigawatts of practical onshore wind power potential that can be utilized at 10 meters above the ground.  Annual potential production from wind power could reach 632.5 gigawatts if the annual, full-load operation reaches 2,000-2,500 hours. A detailed survey is needed, however, for economically utilizable wind power resources.  The potential for offshore wind power is even greater, estimated at 750 gigawatts.  Offshore wind speed is higher and more stable than onshore wind, and offshore wind farm sites are closer to the major electricity load centers in eastern China.  Areas rich in wind power resources are mainly concentrated in two areas: northern China’s grasslands and Gobi desert, stretching from Inner Mongolia, Gansu and Xinjiang provinces; and in the east coast from Shangdong and Liaoning and the southeast coast in Fujian and Guangdong provinces.

In 1986, China built its first wind farm in Rongcheng, Shandong Province. From 1996 to 1999, in-grid wind power developed very quickly, entering a localization stage. By the end of 2004, there were 43 wind farms with 1291 wind turbines in China, with 764 MW of installed capacity. Liaoning, Xinjiang, Inner Mongolia and Guangdong experienced the fastest wind power development, representing 60% of the installed power generating capacity of national wind power. Currently, Xinjiang’s Dabancheng is the largest wind farm in China, with 100 MW of installed power generating capacity. Most generators range from 500 kilowatts to 1 MW, accounting for 84% of China’s wind turbine generators.

Our Products

Our Company’s core product is the 2-bladed wind turbine which is designed with technologies of soft concept, compact transmission chain, overall damping, condition monitoring and other proprietary technologies that reduce vibration and overheating, lower installation and transportation cost as well as improve service life and utilization rate with the ultimate benefits of improving wind turbine quality and lowering the costs of manufacturing, installation and maintenance.

We use “soft technology” which is a combination of a passive yaw system, teeter style hub and the soft tower. By using the soft technology as a damping system for the vibration and loads of the system, we can produce a transmission chain that does not have to absorb those forces.  Therefore, the transmission chain is more compact, cheaper, proprietary, and more reliable than other designs.  The technology offers a new approach and significant opportunities for large scale wind farms including remote onshore and offshore installations.  Additionally, constant feedback ensures we achieve the highest efficiency.

The key advantages of the 2-bladed wind turbine with influences on costs by proprietary technologies are as follows:

Proprietary Technologies	Design Features	Influence on Costs and Benefits
Soft technology	Passive yaw system
•      Yaw is a term used to describe the mechanical system of aiming the turbine blades into the wind.
•      GC China Turbine has a passive yaw system, eliminating the need for mechanical yaw braking system.
•      The passive yaw reduces loads on the tower and foundation thereby allowing for a lighter tower and smaller foundation as well as reducing the manufacturing costs for a complete machine.

Teeter-style hub
•      The teeter-style hub reduces the negative effects of imbalanced air pressure on the blades not unlike the function of rubber engine mounts in a motor vehicle. The rubber bushings greatly reduce twisting loads on the transmission chain, tower and other components and increase the service lives of these components. This technology is characterized by rubber mountings of the blades to the main gearbox.

Soft tower
•      The soft tower is lighter than a stiff tower so as to directly save raw material costs. This is achieved by designing a tower that is allowed to flex during operation. This is partially possible because the turbine and blades are significantly lighter than a 3-blade system.

Compact transmission chain	Support tube	• Generator, gearbox and high-speed shaft are directly connected which greatly improves the service lives of the key components in transmission chain.
Integrated gearbox
•      Because GC China Turbine’s design eliminates the main shaft and main bearing of 3-bladed designs, the Company enjoys a lower cost profile and eliminates a significant component sourcing bottleneck.
•      Integrated main shaft has a longer service life, improves the availability rate and reduces maintenance costs.

Overall damping design	Teeter and hub rubber elements, nacelle chassis rubber elements	• Significantly reduces fatigue loads on all moving parts, extends the service life and reduces operational costs.
Condition monitoring	Conducts maintenance according to actual conditions, instead of preventive and post-fault maintenance	• Extends service life of wind turbine and reduces maintenance costs.

Our products also face following challenges and we are working to improve our 2-blade wind turbine.

Challenges	Details	Solutions
Noise	Slightly louder than 3-blade wind turbine	 Wind farm is normally far away from residential areas.  GC China Turbine’s 2-blade 1.0MW wind turbine fully complies with IEC 61400-11 standard set by IEC.

Efficiency	Slightly lower than pitch-control turbines under low wind (<3.5 meter per second) and high wind (>23.5 meter per second) conditions	We will upgrade our turbines to pitch-control model.

As shown in the table above, GC China Turbine's 2-blade 1.0MW wind turbine is designed with proprietary technologies of soft concept, compact transmission chain, overall damping, condition monitoring and other proprietary technologies that reduce vibration and operating temperature as well as improve service life and utilization rate.  The resulting benefits are

1)   High Wind Turbine Quality

Our wind turbine quality standard is to achieve high generating capacity with low cost. Compared to other wind turbines with same generating capacity, our 2-blade wind turbine’s cost is lower and availability is higher.

2)   Low Manufacturing Cost

The manufacturing cost of our 2-blade 1.0MW wind turbine and the tower is 70% and 77.6% of the cost of typical China-made 3-blade 1.5MW wind turbine.

3)   Cheaper Installation.

The foundation cost and transportation cost of our 2-blade 1.0MW wind turbine are about 37% of the cost of typical China-made 3-blade 1.5MW wind turbine.

Our Company’s advantage is a combination of simple design that makes it cost effective and that advantage will be enhanced by the replacement of imported components with high quality Chinese components, which in many cases, come from well established state-owned enterprises and public companies, and part of which come from our Company’s European component manufacturers.  In order to sustain the low-cost advantage, the Company has also been actively seeking and identifying domestic suppliers of all key components that In order to sustain the low-cost advantage, the Company has also been actively seeking and identifying domestic suppliers of all key components that made it 100% Chinese-content wind turbines in 2009 with full distribution into the market by end of 2009.  These efforts will greatly reduce our manufacturing costs and will help to further enhance the low-cost advantage of our product.

Our Sales and Marketing

The Company will continue to compete in the mainstream wind farm bids as well as seek out more niche projects where the light weight and easy transportation and installation of our 2-bladed wind turbine offers additional advantages over the competition. These projects would include mountainous areas. The Company intends to bid for offshore application wind turbine bids when the research and development for 3.0MW wind turbines is completed.

We divide the Chinese market into 3 segments:

            1)      Northeast and northwest wind farms

The wind resource in this area is allocated between 5 large utility companies. It is currently deploying product into the Daqing project within this market.

2)      Inland wind farms

Inland wind farms have less wind resources and more mountainous terrain that will give GC China Turbine additional advantages over the competition.

3)      Coastal and offshore wind farms

This area has good wind resource and involves technically more difficult installations.  Thus, the simpler installation of 2-blade turbines has an advantage over the 3-blade turbine.

China is actively pursuing a plan to increase the percentage of energy supplied by renewable means. We have a healthy pipeline of wind farm projects on which to bid.  GC Nordic has established a good relationship with local and central government departments through its relationship with Guoce Science and Technology to source potential contracts. Given that all the potential wind farms projects have to be pre-approved by the central National Development and Reform Commission (the “NDRC”) or the NDRC at the provincial level, our relationship with the government will provide us with first hand information of the potential wind farm projects in our targeted markets and allow us to compete for such projects.

The Company intends to create production facilities in many provinces so that it can enjoy the privileges of being a local manufacturer across many markets. The Company can create numerous manufacturing facilities efficiently as warehouse space is inexpensive and the production of these turbines is not labor intensive. Labor costs for production is approximately 1% of COGS.

The first step of the selling process includes setting up initial communications with the owner and obtaining wind conditions, terrain and other project specifications. Once we have obtained the bidding information on a project, we can begin the design process. This would include working with the farm developer to make sure that the GC Nordic is included in the specifications as a possible turbine type. At this stage it is crucial that the owner understands the characteristics and advantages of our products before making a selection. The average sales process for a wind farm takes 6 to 9 months.

The Company is also planning to adopt a “Resources Exchange Model” to win bids for potential wind farm projects. The Company sometimes signs wind farm projects directly with the government and then invites the investors to buy, invest or co-invest in the projects. As a condition for invitation, these wind farm projects have to purchase and use of our 2-blade wind turbines.

As a newcomer to the industry, due to the lack of actual turbines in use, some cautious customers were taking a wait and see approach to making purchase decisions from our Company.  Now that our wind turbines have been running steadily for over one year in Daqing wind farm with positive operating results, buyers will be more confident in our Company and brand.

Currently, there are 12 members of the sales team, handling the following responsibilities: planning, project management, technical support and administration.  In the future, we will increase the size of the planning, project management and technical support teams as necessary to support these functions.

Our sales goals and targeted milestones from 2010 to 2015 are as follows:

2010

•	Using the model project of Daqing wind farm, we will target inland wind farms as the entry point to gain a foothold in the market, with a goal of being one of the top three producers in that market.

•
Further exploring northeast/northwest wind farm opportunity starting in 2009, and adopting resources exchange model to conduct the market development and striving to compete against large manufacturers with our low-cost advantage.

•	Launch offshore markets and overseas markets.

2011-2013

•	Set up 2 to 3 production and research bases in coastal areas, achieving top 3 production status and selling approximately 1,500 MW of installed energy capacity.

•
Develop equipment for a number of projects in Eastern Europe, Africa and South America markets, striving to become a top 5 exporter of Chinese turbines and annually exporting approximately 25 MW of installed energy capacity.  Although our license of 2-blade 1.0MW wind turbine is limited for use in China, we will work to expand the current license and we have established a research center in December 2009 in Sweden to develop 1.5MW, 2.5MW and 3.0MW turbines which will not be restricted to use in China.

2013-2015

•	Continue to extend inland market share.

•	To have top 3 market share in the coastal wind farm market, achieving 15% market share and selling approximately 75 MW of installed energy capacity per year.

Our Customers

We are currently executing four contracts with the following entities: Daqing Longjiang Wind Power Co., Ltd (“ Daqing Longjiang ”), Wuhan Kaidi Electric Engineering Co., Ltd (“ Wuhan Kaidi ”), Kelipu Wind Power Co., Ltd. (“ Kelipu ”) and Shenzhen Guohan Investment Group (“Shenzhen Guohan”).

1.      Daqing Longjiang

Daqing Longjiang has signed a wind turbine purchasing contract dated  August 30, 2007 (the “DL Contract") with GC Nordic for 50 units of 1.0MW wind turbines. These wind turbines will be installed in Daqing City, Heilongjiang Province.  Daqing Longjiang was established in 2007 and is a company within the Daqing Ruihao Energy Group specializing in the research, development, construction and operation of wind power generation. The company is mainly engaged in wind power project operations of new energy and high efficient energy-saving technology and environmental protection technology and currently possesses the exclusive development right of wind power in Dumeng County.

Under the terms of the DL Contract, GC Nordic was obligated to deliver ten of the wind turbines within four months after signing the DL Contract, and the balance of 40 wind turbines are to be delivered within ten months after receiving notice from Daqing Longjiang requesting them.  GC Nordic delivered the first ten wind turbines and upon request by Daqing Longjiang , agreed not to deliver the remaining 40 wind turbines until requested by Daqing Longjiang. The total contract is valued at approximately US$46 million.

            2.      Wuhan Kaidi

Wuhan Kaidi has signed a purchase contract in September 2008 (the “WK Contract”) with GC Nordic for 50 units of 1.0MW wind turbines. These wind turbines will be installed in Pinglu City, Shanxi Province. Wuhan Kaidi is joint-stock high-tech enterprise registered at Wuhan East Lake High-Tech Development Zone, and it is a subsidiary of Wuhan Kaidi Holding Investment Co., Ltd. The company was established in 2004 with businesses in coal-fired power generation, biomass power generation, wind power, hydropower and other power construction including power plant consulting, design, equipment procurement, construction, installation and commissioning and commercial operation.

Under the terms of the WK Contract, GC Nordic is obligated to deliver 50 wind turbines for Wuhan Kaidi’s Kaidi Power Pinglu Wind Farm project.  The purchase price is due in several installments.  GC Nordic delivered the first ten wind turbines and upon request by Wuhan Kaidi agreed not to deliver the remaining 40 wind turbines until requested by Wuhan Kaidi.  The total contract is valued at approximately US$47 million.

            3.      Kelipu

Kelipu executed a purchase contract with GC Nordic for 50 units of 1.0MW wind turbines in July 2009.  These wind turbines will be installed at Kelipu’s wind farm located in Tu Quan County of Inner Mongolia.  However, as of date of this report, Kelipu has applied for but has not yet received final approval of its wind farm entry procedure from the local government.  Therefore, implementation of this contract with Kelipu may be delayed until it has received the relevant approvals from the local government.

            4.      Shenzhen Guohan Investment Group

Shenzhen Guohan signed a purchase contract with GC Nordic in December 2009 for 10 units of 1.0MW.  The total contract is valued at approximately US$8 million.

Production and Quality Control

The Company is using production of the 1.0 MW turbines to grow market share by exploiting its low-cost advantage. Concurrently the Company is investing in research and development for its larger turbines. The Company is targeting production of its large turbines for 2010.

The Company implements quality control in respect of purchasing, production, and provision and after sale services as follows:

(1)	Purchasing: We choose reliable suppliers and require complete background information and test data from such suppliers to make sure their supplies meet our rigorous standards.

(2)
Production: We run inspections throughout the whole manufacturing and production process. We conduct follow-up inspections and use specialized instruments to guarantee the specifications of moment of force and gap. We implement several check points throughout the process from component manufacturing to provision, such as a check point for the size and flatness of the bottom portion of the turbine, a check point for the yaw gear gap of 0.7mm to 0.9 mm, a check point for the moment of force of the binding bolt, and a check point for parameters in operation. We keep detailed test data of the check points and keep a detailed profile of such information.

(3)	Provision and after sale services: We strictly follow guidelines in adjustment of lubrication, hydraulic cooling and hydro-electric control system.

The Company conformed to the quality management system standard ISO 9001:2000 for the process of manufacturing and servicing wind turbines on September 10, 2008.

 Our Suppliers

The Chinese government’s support of the wind turbine industry has created significant capacity for components. The Company has signed contracts with all domestic component suppliers. For key components, GC China Turbine has investigated several alternative suppliers, 2 to 3 of which will be selected to sign supply contracts with us, thereby ensuring the supply of components for future production needs.  After components are successfully trial produced by the suppliers, components will then be tested by the original manufacturers, and each component is also tested by GC China Turbine for performance before installation into our wind turbines.  All of our principal Chinese suppliers are Yong Jin Gear Co., Ltd., Chuan Run Stock Co., Ltd., Xiang Tan Generator Stock Co., Ltd., Jiangsu Tianming Machinery Group, China Erzhong Group (Deyang) Heavy Industries Co., Ltd., Nanfang Ventilator Industries Co., Ltd., Xi’an Dun’an Electric Co., Ltd. and Zhong Neng Wind Power Device Co., Ltd.  Our only foreign principal supplier is Mita—Teknik A/S.

Logistics and Inventory

Because a wind turbine is a product with a high unit price, we keep low inventory and follow a make-to-order policy. We make annual orders with our suppliers at the beginning of the year based on the forecast of our sales. We start production of the wind turbines upon execution of sales contracts with our customers and upon receipt of a deposit on such contracts. We generally hold a 10% inventory in case of unexpected demand.

Seasonality

Our Company’s operating results are not affected by seasonality.

Competition

The wind power market is rapidly evolving and is expected to become intensively competitive. According to the Chinese wind turbine ranking published independently by Beijing JiPeng Information and Consultancy Co., Ltd., GC Nordic ranked 13th in 2008.  Some of our competitors have established a market position more prominent than ours and if we fail to attract and retain customers and establish a successful distribution network for our wind turbines, we may be unable to increase our sales and market share.  We compete with major international and PRC companies including Dongfang Steam Turbine, Dalian Huarui, Gold Wind, CSIC, Spanish Gamesa, and Indian Suzion.  Some of these companies are more experienced and more established than us with mature manufacturing capabilities.  Some of these companies are well-capitalized and benefit from earlier development advantages.  We also expect that our future competition will include new entrants to the wind power market offering new technological solutions.

However, we believe that the cost and performance of our technologies, products and services will have advantages compared to competitive technologies, products and services.  Some of our competitors are large enterprises resulting in inflexible operations.  Some of our competitors receive less government support.  We also have the following advantages over our competitors:

1.      Our Cost Advantage

We believe our 2-bladed wind turbine and technological process provides for lower manufacturing costs resulting from significantly more efficient material usage, use of fewer parts and fewer manufacturing steps for our product as compared to our competitors, which commonly use a 3-bladed wind turbine.  The installation costs of our product are also significantly lower as compared to our competitors because our 2-bladed wind turbine has a simple structure, lighter total weight and can be more easily installed at less cost than the cost of installation of 3-bladed wind turbines used by our competitors.  Further, use of our 2-bladed wind turbine can also significantly reduce overall maintenance costs for a wind farm because it is equipped with condition monitoring system which monitors the operational condition of the wind turbine, and signals for maintenance based on actual turbine condition, increasing revenue and reducing maintenance costs.  These cost advantages greatly reduce the initial investment, installation costs and maintenance costs of wind farm for owners using our 2-bladed wind turbine.

2.      Our Relationship with Guoce Science and Technology

Since GC China Turbine Group was formed by certain founders and management of Guoce Science and Technology, some of these individuals, including Mr. Hou Tie Xin, Mr. Xu Jia Rong, Ms. Qi Na, Ms. Zhao Ying, also form our core management team, we have the advantage of initial strategic guidance and the supply of necessary start-up resources. The main businesses of Guoce Science and Technology’s include research and development, production, sales, and system engineering services of power testing instrument, computer-based monitoring system for hydropower station, hydropower governor, hydropower station excitation, direct current system, substation automation, power dispatching automation, network monitoring, cluster server, and computer storage technology.

Guoce Science and Technology has a strong reputation as a provider of technology services in the energy industry.  Its businesses cover the whole power industrial chain with products ranging from power generation to power transmission to every sector of power utilization. With the complete product framework, it expects to hold the leading position in the industry for a long time.

Our relationship with Guoce Science and Technology has many benefits including:

•	access to engineering prowess

•	access to established technology in the turbine control arena

•	access to the utilities industry in China as it has large market share for their products

•	credibility within the utilities industry because it has long-standing relationships and operating history within the industry

The entire wind power industry also faces competition from other power generation sources, both conventional and emerging technologies.  Large utility companies dominate the energy production industry.  Coal continues to dominate as the primary resource for electricity production.  Other conventional resources, including natural gas, oil and nuclear compete with wind energy in generating electricity.  Wind power has some advantages and disadvantages when compared to other power generating technologies.  Wind power is plentiful and widely distributed.  It is a renewable source of energy.  Since wind power does not generate greenhouse gases, it does not contribute to global warming.  Wind power produces no water or air pollution that can contaminate the environment because no chemical processes are involved in wind power generation.  As a result, wind power reduces toxic atmospheric gas emissions.  However, wind turbines require locations with constantly high wind speeds and since wind is unpredictable, wind power is not predictably available.

Research and Development

GC China Turbine identified a 2-bladed wind turbine technology that was developed through a 10 year research project costing over US$ 75 million. While the 2-bladed technology is relatively less commonly used in the market, the development project that created GC China Turbine’s technology has been operating for 10 years with 97% availability (for generation). Further, the 2-bladed technology has the benefits of lower manufacturing cost, lower installation cost and lower operational costs.

The 2-bladed wind turbine was developed by a firm called Deltawind AB (“Deltawind”).   GC China Turbine has a 10 year license with Deltawind, with opportunity for renewal, which allows us to manufacture and distribute these turbines in the Chinese markets.  This license, if not renewed, will expire on June 30, 2016.  Some former personnel of Deltawind joined GC China Turbine and those personnel are assisting in the research and development efforts as well as the testing of the new Chinese components.  There are no employment or retention agreements with any former Deltawind employee.  Deltawind was subsequently purchased by a U.S. licensee of the technology named Nordic Windpower Ltd.

In December 30, 2009, GC Nordic jointly established Guoce Nordic AB with Tomas Lyrner in Sweden, of which 85% of the shares of Guoce Nordic AB is held by GC Nordic and 15% by Mr. Lyrner. Guoce Nordic AB is the research and development center of GC Nordic will contribute to GC Nordic all of the intellectual rights developed. In 2010, the R&D center will focus on the development of 2.5MW and 3.0MW wind turbines.

Our launch product is a 1.0MW utility scale turbine with designs for a 2.5W and 3.0MW utility scale turbine in development.  The Company is using production of the 1.0 MW turbines to grow market share by exploiting its low-cost advantage.  For fiscal years 2008 and 2009, we have spent US$ 94,300 and US$ 90,437, respectively, on research and development expenses. The Company plans to continue investing more in research and development for its larger turbines. The Company is targeting production of its 2.5MW and 3.0MW turbines for 2010.

Intellectual Properties and Licenses

The following table describes the intellectual property currently owned by GC Nordic:

Type	Name	Category Number and Description	Issued By	Duration	Description
Trademark	GC-NORDIC	39 (transport; packaging and storage of goods; travel arrangement)	State Trademark Administration	September 28, 2009 to September 27, 2019	N/A

Trademark	Nordic	39 (transport; packaging and storage of goods; travel arrangement)	State Trademark Administration	June 21, 2009 to June 20, 2019	N/A

Trademark	诺德
7 (Machines and machine tools; motors and engines (except for land vehicles); machine coupling and transmission components (except for land vehicles); agricultural implements other than hand-operated; incubators for eggs)
			State Trademark Administration	June 7, 2009 to June 6, 2019	N/A

GC China Turbine takes all necessary precautions to protect our intellectual property.  Aside from registering our trademarks with the State Trademark Administration to protect our intellectual property, our marketing team also diligently conducts market research to ensure that our intellectual property is not being violated. However, we cannot assure you that we will be able to protect or enforce our intellectual property rights.  In the event of any infringement upon our intellectual property rights, we will pursue all legal rights and remedies.

China Economic Incentive Policies

To support the development of wind power technology and growth of the in-grid wind power market, the Chinese government has implemented a series of projects and also stipulated a series of economic incentive policies.  We will attempt to join the applicable projects and apply for all applicable incentives.

Ride the Wind Program

To import technology from foreign companies and to establish a high-quality Chinese wind turbine generator sector, the former State Development and Planning Commission (“SDPC”) initiated the “Ride the Wind Program” in 1996. This initiative led to two joint ventures, NORDEX (Germany) and MADE (Spain).  These joint ventures effectively introduced a 600 kilowatts wind turbine generator manufacturing technology into China.

National Debt Wind Power Program

To encourage the development of domestic wind power equipment manufacturing, the former State Economic & Trade Commission (“SETC”) implemented the “National Debt Wind Power Program.”  This program required the purchase of qualified, locally-made wind power components for new generation projects.  China’s government provided bank loans with subsidized interest to wind farm owners as compensation for the risk of using locally-made wind turbine generators.  These loans funded construction of demonstration project wind farms with a total installed capacity of 8MW.  This program has been completed.

Wind Power Concession Project

The NDRC initiated the “Wind Power Concession Project” in 2004 with a 20-year operational period.  This program aims to reduce the in-grid wind power tariff by building large capacity wind farms and achieving economies of scale. Each of the wind farms built under this program must reach a 100MW capacity. By 2006, NDRC had approved 5 wind farms, in Jiangsu, Guangdong, Inner Mongolia, and Jilin Province.

In February 2005, China’s Renewable Energy Law was formulated and was put into effect on January 1, 2006.  The law stipulates that the power grid company must sign a grid connection agreement with the wind power generating company and purchase the full amount of the wind power generated by it.  The wind power tariff will be determined by the wind farm project tendering.  The winner’s quoted tariff will be the tariff of that wind farm project.

Wind power is a priority “National Clean Development Mechanism Project” of the Chinese government.  Wind farm developers can sell Certified Emission Reduction Certificates (“CER’s”) to developed countries under the terms of the Kyoto Protocol.

Governmental Regulations

This section sets forth a summary of the most significant regulations or requirements that affect our business activities in China.

Compliance with Circular 75, Circular 106 and the 2006 M&A Regulations

China’s State Administration of Foreign Exchange (“SAFE”) issued a public notice known as “Circular 75” in October 2005, requiring PRC residents to register with the local SAFE branch before establishing or acquiring the control of any company outside of China for the purpose of financing that offshore company with assets or equity interest in a PRC company. PRC residents that are shareholders of offshore special purpose companies established before November 1, 2005 were required to conduct the overseas investment registration with the local SAFE branch before March 31, 2006, and once the special purpose vehicle has a major capital change event (including overseas equity or convertible bonds financing), the residents must conduct a registration relating to the change within 30 days of occurrence of the event. On May 29, 2007, the SAFE issued an additional notice known as “Circular 106,” clarifying some outstanding issues and providing standard operating procedures for implementing the prior notice. According to the new notice, SAFE sets up seven schedules that track registration requirements for offshore fundraising and roundtrip investments.

Likewise, the “Provisions on Acquisition of Domestic Enterprises by Foreign Investors,” issued jointly by the Ministry of Commerce (“MOFCOM”), State-owned Assets Supervision and Administration Commission, State Taxation Bureau, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE in September 2006, impose approval requirements from MOFCOM for “round-trip” investment transactions, including acquisitions in which equity was used as consideration.

Dividend Distribution

The principal laws, rules and regulations governing dividends paid by our PRC operating subsidiary include the Company Law of the PRC (1993), as amended in 2006, Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and Wholly Foreign Owned Enterprise Law Implementation Rules (1990), as amended in 2001. Under these laws and regulations, our PRC subsidiary may pay dividends only out of its accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiary is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital. These reserves are not distributable as cash dividends.  The board of directors of a wholly foreign-owned enterprise has the discretion to allocate a portion of its after-tax profits to its staff welfare and bonus funds.  After the allocation of relevant welfare and funds, the equity owners can distribute the rest of the after-tax profits provided that all the losses of the previous fiscal year have been made up.

Taxation

The applicable tax laws, regulations, notices and decisions (collectively referred to as “Applicable Tax Law”) related to foreign investment enterprises and their investors include the follows:

•	Enterprise Income Tax Law of the People’s Republic of China issued by the National People’s Congress of China on January 1, 2008;

•	Implementing Rules of the Enterprise Income Tax Law of the People’s Republic of China promulgated by the State Council of China, which came into effect on January 1, 2008;

•	Interim Regulations of the People’s Republic of China Concerning Value-added Tax promulgated by the State Council came into effect on January 1, 2009;

•	Implementation Rules of The Interim Regulations of the People’s Republic of China Concerning Value-added Tax promulgated by the Treasury Department of China came into effect on January 1, 2009;

•	Business Tax Interim Regulations of the People’s Republic of China promulgated by the State Council came into effect on January 1, 2009;

•	Implementation Rules of The Business Tax Interim Regulations of the People’s Republic of China promulgated by the Treasury Department of China came into effect on January 1, 2009.

Income Tax on Foreign Investment Enterprises

GC Nordic is subject to income tax at a rate of 25.0% of their taxable income starting from January 1, 2008 according to the Enterprise Income Tax Law and its Implementation Rules of People’s Republic of China.

Before the implementation of the Enterprise Income Tax (“EIT”) law (as discussed below), Foreign Invested Enterprises established in the People’s Republic of China are generally subject to an EIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax.  On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law (“CIT Law”), and on November 28, 2007, the State Council of China passed the Implementation Rules for the CIT Law (“Implementation Rules”) which took effect on January 1, 2008. The CIT Law and Implementation Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and foreign invested enterprises (“FIEs”), unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

Value-added Tax

The new Interim Regulations of the People’s Republic of China on Value-added Tax promulgated by the State Council came into effect on January 1, 2009 and its Implementation Rules promulgated by the Treasury Department of China came into effect on January 1, 2009.  Under these regulation and rules, value-added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value-added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided but excluding, in respect to both goods and services, any amount paid in respect of value-added tax included in the price or charges, and less any deductible value-added tax already paid by the taxpayer on purchases of goods and service in the same financial year.

Business Tax

The new Interim Regulations  on Business Tax of the People’s Republic of China promulgated by the State Council came into effect on January 1, 2009, providing that the business tax rate for a business that provides services, assigns intangible assets or sells immovable property will range from 3% to 5% of the charges of the services provided, intangible assets assigned or immovable property sold, as the case may be except that the entertainment industry shall pay a business tax at a rate ranging from 5% to 20% of the charges of the services provided.

Tax on Dividends from PRC Enterprise with Foreign Investment

According to the Enterprise Income Tax Law, income resulting from rental properties, royalties and profits in the PRC derived by a foreign enterprise which has no establishment in the PRC or has establishment but the income has no relationship with such establishment is subject to a 10% withholding tax, subject to reduction as provided by any applicable double taxation treaty, unless the relevant income is specifically exempted from tax under the Enterprise Income Tax Law.

Wholly foreign-owned enterprise

Wholly foreign-owned enterprises are governed by the Law of the People’s Republic of China Concerning Enterprises with Sole Foreign Investments, which was promulgated on 12th April, 1986 and amended on 31 October 2000, and its Implementation Regulations promulgated on 12th December, 1990 and amended on 12 April 2001 (together the “Foreign Enterprises Law”).

(a)   Procedures for establishment of a wholly foreign-owned enterprise

The establishment of a wholly foreign-owned enterprise will have to be approved by the Ministry of Commerce of the PRC (“MOC”) (or its delegated authorities).  If two or more foreign investors jointly apply for the establishment of a wholly foreign-owned enterprise, a copy of the contract between the parties must also be submitted to the MOC (or its delegated authorities) for its record.  A wholly foreign-owned enterprise must also obtain a business license from the State Administration for Industry & Commerce of the PRC (“SAIC”) before it can commence business.

(b)   Nature

A wholly foreign-owned enterprise is a limited liability company under the Foreign Enterprises Law.  It is a legal person which may independently assume civil obligations, enjoy civil rights and has the right to own, use and dispose of property.  It is required to have a registered capital contributed by the foreign investor(s).  The liability of the foreign investor(s) is limited to the amount of registered capital contributed.  A foreign investor may make its contributions by installments and the registered capital must be contributed within the period as approved by the MOC (or its delegated authorities) in accordance with relevant regulations.

(c)   Profit distribution

The Foreign Enterprise Law provides that after payment of taxes, a wholly foreign-owned enterprise must make contributions to a reserve fund, an enterprise development fund and an employee bonus and welfare fund.  The allocation ratio for the employee bonus and welfare fund may be determined by the enterprise.  However, at least 10% of the after-tax profits must be allocated to the reserve fund. If the cumulative total of allocated reserve funds reaches 50% of an enterprise’s registered capital, the enterprise will not be required to make any additional contribution. The reserve fund may be used by a wholly foreign-owned enterprise to make up its losses and with the consent of the examination and approval authority, can also be used to expand its production operations and to increase its capital. The enterprise is prohibited from distributing dividends unless the losses (if any) of previous years have been made up. The development fund is used for expanding the capital base of the company by way of capitalization issues. The employee bonus and welfare fund can only be used for the collective benefit and facilities of the employees of the wholly foreign-owned enterprise.

Environmental Protection Regulations

The PRC has expressed a concern about pollution and other environmental hazards. Although we believe that we comply with current national and local government regulations, if it is determined that we are in violation of these regulations, we can be subject to financial penalties as well as the loss of our business license, in which event we would be unable to continue in business. Further, if the national or local government adopts more stringent regulations, we may incur significant costs in complying with such regulations. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations.

Renewable Energy Regulations

China formulated and promulgated the “Renewable Energy Law of the People’s Republic of China” in February 28, 2005 (“Renewable Energy Law”) which has been carried out from January 1, 2006 to further facilitate the development and utilization of renewable energy including wind energy, increase the energy supply, protect the environment, and improve energy structure. Following the promulgation of the Renewable Energy Law, the PRC Government has also successively carried out various relevant ancillary measures, including the “Circular Regarding Requirements of Administration of Wind Power Construction,” the “Relevant Provisions for Administration of Renewable Energy Resource Electricity Generation,” the “Renewable Energy Industry Development Guidance Catalogue” and the “Trial Measures for Administration of Renewable Energy Power Generation Pricing and Expenses Sharing” to lay down special rules and regulations to facilitate the development of wind power industry in the PRC.

China promulgated the “Renewable Energy Law of People’s Republic of China, as amended” on December 26, 2009, to be implemented from April 1, 2010. The promulgation of such act is for the purpose of improving the Renewable Energy Law, and provide further legal protections to renewable energies including wind, solar energy and others.

The Ministry of the PRC issued the “Provisional Measures for Administration of Special Capital on Developing Renewable Energy Resources," stipulating the establishment of “Special Capital on Developing Renewable Energy Resources” by utilization of the central budget to promote the development of renewable energy, especially on the local production of the mechanical equipments for the development and utilization of renewable energy.

In 2006, the State Council promulgated “National Guideline on Medium-and Long-Term Program for Science and Technology Development (2006-2020)” (the “Guideline”), stipulating the priority research on large types of wind power facilities in terms of the low-cost and large-scale of the development and utilization of renewable energy resources. Following the above-mentioned Guideline, in 2007, the PRC Development and Reform Committee promulgated the ancillary notice the “Eleventh Five-Year Plan of High Technology Industry” to promote the research, commercial use, industrialization of the wind turbines and its key assembly.

Foreign Exchange Controls

In August 2008, the Foreign Exchange Bureau issued the Foreign Exchange Administration Regulation, as amended. Under the Regulation, the Renminbi (“RMB”) is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment, loans and investments in securities outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made. These limitations could affect the PRC company’s ability to obtain foreign exchange through debt or equity financing. This could negatively impact our financial performance as it may limit our ability to reallocate capital and to take advantage of market opportunities.

On August 29, 2008, SAFE promulgated a notice entitled Circular 142, regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting the use of converted RMB. The notice requires that the registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used for purposes within the business scope stated in the business license and may not be used for equity investments within PRC. In addition, SAFE strengthened its supervision of the flow and use of the registered capital of a foreign-invested company settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without SAFE’s prior approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used.

Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Employees

The following table sets forth the number of our employees for each of our areas of operations and as a percentage of our total workforce as of March 24, 2010:

	Number of Employees	% of Employees
Management	8	6.67%
GM Office	7	5.83%
Engineering	8	6.67%
Finance	6	5.00%
Financing and Investment	4	3.33%
Technology	12	10.00%
Quality Assurance	4	3.33%
Marketing	12	10.00%
Purchasing	8	6.67%
Production	43	35.83%
Logistics	8	6.67%
TOTAL	120	100%

The Company has 120 employees, most of whom have signed employment contracts and confidentiality agreements with the Company. Generally, the employment contract is 5 to 10 years for senior management personnel; 3 years for middle management personnel, marketing staff, technicians and other special staff; and 2 years for the rest. For non-experienced staff, the employment contract is 1 year. We believe that our relationship with our employees is good.

We are in full compliance with Chinese labor laws and regulations and are committed to providing safe and comfortable working conditions and accommodations for our employees.  We believe in the importance of maintaining our social responsibilities, and we are committed to providing employees with a safe, clean and comfortable working environment and accommodations. Our employees are also entitled to time off during public holidays. In addition, we frequently monitor contract manufacturers’ working conditions to ensure their compliance with related labor laws and regulations. We are in full compliance with our obligations to provide pension benefits to our workers, as mandated by the PRC government. We strictly comply with Chinese labor laws and regulations, and offer reasonable wages, life insurance and medical insurance to our workers.

Compliance with Environmental Laws

We are required to comply with several domestic environmental protection laws and regulations, including Environmental Protection Law of the People’s Republic of China, Law of the People’s Republic of China on Prevention and Control of Water  Pollution, Law of the People’s Republic of China on the Prevention and Control of Atmospheric Pollution, Law of the People’s Republic of China on the Prevention and Control of Environmental Pollution by Solid Waste, Law of the People’s Republic of China on Prevention and Control of Pollution From Environmental Noise, Law of the People’s Republic of China on Appraising of Environment Impact and Regulations on the Administration of Construction Project Environmental Protection.

In accordance with the Environmental Protection Law of the People’s Republic of China adopted by the Standing Committee of the National People’s Congress on December 26, 1989, the bureau of environmental protection of the State Council sets the national guidelines for the discharge of pollutants. The provincial and municipal governments of provinces, autonomous regions and municipalities may also set their own guidelines for the discharge of pollutants within their own provinces or districts in the event that the national guidelines are inadequate. The subdivision environmental protection laws on control of pollution of water, air, solid waste and noise set more detailed rules, standards and specifications with respect to their areas of regulation.

Pursuant to the Environmental Protection Law and its subdivision laws, a company or enterprise which causes environmental pollution and discharges other polluting materials which endanger the public should implement environmental protection methods and procedures into their business operations. This may be achieved by setting up a system of accountability within the company’s business structure for environmental protection; adopting effective procedures to prevent environmental hazards such as waste gases, water and residues, dust powder, radioactive materials and noise arising from production, construction and other activities from polluting and endangering the environment. The environmental protection system and procedures should be implemented simultaneously with the commencement of and during the operation of construction, production and other activities undertaken by the company. Any company or enterprise which discharges environmental pollutants should report and register such discharge with relevant bureaus of environmental protection and pay any fines imposed for the discharge. A fee may also be imposed on the company for the cost of any work required to restore the environment to its original state. Companies which have caused severe pollution to the environment are required to restore the environment or remedy the effects of the pollution within a prescribed time limit.

           In addition, the Law of the People’s Republic of China on Appraising of Environment Impact Issued by the National People’s Congress of China which came into effect on September 1, 2003 provides the methods and institutions for analyzing, predicting and appraising the impact of operation and construction projects that might incur after they are carried out. In case a construction project of any company or enterprise fails to pass the examination, the construction may not be started. Regulations on the Administration of Construction Project Environmental Protection Issued by the State Council of China which came into effect on November 29, 1998 provide that the building of construction projects having impacts on the environment within the territory of the People's Republic of China shall compile or submit a report on environmental impact, a statement on environmental impact or  a registration form on environmental impact in accordance with the extent of environmental impact of construction projects.

Where you can find more information

We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (SEC). You may read and copy any document that we file at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms. Our filings can also be reviewed by accessing the SEC’s website at http://www.sec.gov.

ITEM 1A.  RISK FACTORS.

Disclosure regarding Forward-Looking Statements

Except for statements of historical facts, this Annual Statement on Form 10-K contains forward-looking statements involving risks and uncertainties. The words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions or variations thereof are intended to be forward looking statements. Such statements reflect the current view of the Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Registrant’s industry, the Registrant’s operations and results of operations and any businesses that may be acquired by the Registrant. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although the Registrant believes that the expectations reflected in the forward looking statements are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, the Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with the Registrant’s financial statements and the related notes included in this report on Form 10-K.

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this Annual Report on Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face.  If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Industry

Factors, Risks and Uncertainties That May Affect our Business

With the exception of historical facts stated herein, the matters discussed in this Annual Report on Form 10-K are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of GC China Turbine Corp. and its subsidiaries, projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below. We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

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

If we are unable to raise additional funds to expand our operations, we may not be able to operate profitably or at all.

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

If a substantial market for wind power does not develop, there may be no market for the wind power industry products in which we are investing heavily.

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

We are subject to particularly lengthy sales cycles which may have an adverse effect on our financial results.

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

Our ability to sell our products to wind farms is dependent upon designing equipment that enables our customers to meet environmental requirements.

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

A small number of customers account for all of our sales, and the loss of any one of them as a customer would substantially harm our financial results.

For the fiscal year ended 2009, two customers account for all of our sales revenue.  Revenues and outstanding accounts receivable in 2008 were solely from one customer. As a result, currently we are substantially dependent upon the continued participation of these customers in order to maintain and continue to grow our total revenues. Significantly reducing our dependence on these customers is likely to take a long time and there can be no guarantee that we will succeed in reducing that dependence.  There is no assurance that any of these customers will continue to contribute to our total sales revenue in subsequent years.  Under present conditions, the loss of any one of these customers could have a material effect on our performance, liquidity and prospects.

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

Our future success depends substantially on the continued services of our executive officers, especially Mr. Hou Tie Xin, the chairman of our board of directors. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers. Our executive officers and chairman are parties to employment agreements as described elsewhere in this Annual Report on Form 10-K. However, if any disputes arise between our executive officers and us, we cannot assure you, in light of uncertainties associated with the Chinese legal system, the extent to which any of these agreements could be enforced in China, where some of our executive officers reside and hold some of their assets.

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

On December 4, 2009, Nordic Windpower USA, Inc. ("Nordic Windpower") filed a lawsuit against GC China Turbine Corp., f.k.a. Nordic Turbines, Inc., in the U.S. District Court for the Northern District of California, alleging trademark infringement, trademark dilution, unfair competition and trade dress infringement. We have had and expect to continue to have discussions with Nordic Windpower to attempt to resolve any remaining claims it may assert.  We cannot guarantee that any such remaining claims will be resolved amicably in the near future, or ever. Such litigation may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. See "Legal Proceedings" for further details regarding this pending matter.

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

Pursuant to the Call Option Agreement and Voting Trust Agreement entered into by and between Golden Wind and certain of our officers and directors on September 30, 2009, such officers and directors have the opportunity to acquire, as well as to vote, all of the shares of GC China Turbine issued to Golden Wind as part of the reverse acquisition, which shares comprise of 54% of our issued and outstanding common stock. As a result, these officers and directors may be able to exercise significant control over matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Certain transactions are effectively not possible without the approval of these officers and directors by virtue of their control over the shares held by Golden Wind, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.

We may be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404 ”).

We are a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 requires us to include an internal control report with this Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our debt and equity securities.  As of December 31, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“ COSO ”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended December 31, 2009, that its internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules.  Management realized there were deficiencies in the design or operation of our internal control that adversely affected our  internal controls which management considers to be material weaknesses including those described below:

i)	We lack personnel with the experience to properly analyze and record complex transactions in accordance with U.S. GAAP.
ii)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

iii)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.
iv)
We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

v)
We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

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

Risks Related to Our Corporate Structure

If our acquisition of GC Nordic New Energy Co., Ltd is determined to constitute a Round-trip Investment under the 2006 M&A Rules, the acquisition may be invalidated, which would materially and adversely affect our business and financial performance.

Prior to obtaining the approval from the Commerce Bureau of Wuhan City on August 5, 2009 and the business license from the Wuhan Administration for Industry and Commerce on August 10, 2009, pending the full payment of the purchase price, and prior to Luckcharm Holdings Limited purchasing 100% capital stock of GC Nordic (the “GC Nordic Acquisition”), GC Nordic was a PRC business whose shareholders were nine PRC individuals, of which Hou Tie Xin was the controlling shareholder holding 54.86% of its shares. When Luckcharm was incorporated on June 15, 2009 and when the GC Nordic Acquisition was approved, none of the shareholders of Luckcharm was a PRC citizen. After the GC Nordic Acquisition, Luckcharm became the sole shareholder of GC Nordic. On September 30, 2009, Luckcharm, the Company, Golden Wind and a significant stockholder and former officer and director of the Company executed the Exchange Agreement and immediately after the consummation of the reverse acquisition between Luckcharm and the Company, Golden Wind, which held 100% of the equity interests of Luckcharm, became our controlling shareholder. Mr. Hou Tie Xin, Ms. Qi Na, Ms. Zhao Ying and Mr. Xu Jia Rong, who are PRC nationals and who have become officers and directors of the Company in connection with the reverse acquisition, are parties to a Call Option Agreement with Golden Wind, pursuant to which these individuals have the opportunity to acquire the shares of the Company’s common stock issued to Golden Wind as part of the reverse acquisition (the “Shares”). These individuals are additionally parties to a Voting Trust Agreement with Golden Wind, pursuant to which they have the right to vote the Shares on behalf of Golden Wind. The Call Option Agreement and Voting Trust Agreement were executed in conjunction with the GC Nordic Acquisition.

Article 11 and Section 4.3 of PRC 2006 M&A Rules require that an acquisition of a domestic company by an overseas company, established or controlled by a domestic company, enterprise or individual which is affiliated to the target domestic company, should be reported to the Ministry of Commerce (“MOFCOM”) for approval. Because, through the Call Option Agreement and Voting Agreement, the PRC individuals could collectively become the effective controlling party of a foreign entity, which owns Luckcharm that has acquired ownership of a PRC entity (GC Nordic), MOFCOM may take the view that the GC Nordic Acquisition, Exchange transaction, the Call Option Agreement and Voting Trust Agreement are part of an overall series of arrangements which constitute a round-trip investment under PRC 2006 M&A Rules.

In the opinion of our PRC legal counsel, Global Law Office, the GC Nordic Acquisition and Call Option Agreement and Voting Trust Agreement do not constitute a round trip investment under PRC 2006 M&A Rules, and therefore no additional approval or registration is required except for the registration and approval which GC Nordic has obtained as specified in this risk factor. However, if the GC Nordic Acquisition is found to be in violation of any existing or future PRC laws and regulations, the relevant PRC authorities, including MOFCOM, which is the primary regulator of foreign investment in China, the State Administration of Foreign Exchange (“SAFE”) and the State Administration of Industry and Commerce (“SAIC”) would have broad discretion in dealing with these violations, including: discontinuing or restricting GC Nordic’s operations, requiring us or GC Nordic to restructure the relevant ownership structure, restricting or prohibiting our use of the proceeds of our private placement to finance our business and operations in China, or imposing conditions or requirements with which we or GC Nordic may not be able to comply. The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

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

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are also denominated in RMB. We rely entirely on fees paid to us by our affiliated entity in China. Any significant fluctuation in the value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollar. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollar into RMB for such purposes.

Health epidemics and other outbreaks could adversely effect our business.

Our business could be adversely affected by the effects of an epidemic outbreak, such as the SARS epidemic in April 2004 and recent swine flu pandemic. Any prolonged recurrence of such adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our stores or offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS, swine flu or any other epidemic.

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

Our common shares are currently traded at low volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.  However, we do not rule out the possibility of applying for listing on the NYSE Amex (formerly known as American Stock Exchange) or NASDAQ Capital Market or other markets.

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

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market and we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market.  The occurrence of these patterns or practices could increase the future volatility of our share price.

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities, which give these parties substantial control over matters such as the election of directors and approval of major corporate transactions and may make it difficult for shareholders to approve any matters not supported by management.

Through the Call Option Agreement and Voting Trust Agreement entered into by and between Golden Wind and certain of our officers and directors on September 30, 2009, our principal shareholders, which includes our officers and directors, and their affiliated entities, own approximately 54% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.                PROPERTIES.

Wuhan offices and facilities

Our principal executive offices and our facilities are located in Wuhan City, China.  The table below provides a general description of our facilities:

Location	Principal Activities	Area (sq. meters)	Lease Expiration Date
No.86, Nanhu Avenue, East Lake Development Zone, Wuhan, Hubei Province, PRC 430223	Principal Executive Office and Factory	36,000 square meters	N/A (provided by Wuhan Donghu New Technology Development Co., Ltd. at no charge)

18 Huaguang Blvd. Gaoke Tower, 12th Floor, Guandong Technology Area, Donghu Development District, Wuhan City, Hubei Province PRC 430040	Office	100 square meters	N/A (provided by Wuhan Donghu New Technology Development Co., Ltd. at no charge)

Our manufacturing facility and principal executive office is 36,000 square meters situated in the Donghu Development District, Wuhan, China. Only the state may own land in China, therefore we lease the land under our facility. There is no expiration date for the lease, which is provided free of charge by the Administrative Committee of Donghu Development District.

ITEM 3.                LEGAL PROCEEDINGS.

On December 4, 2009, Nordic Windpower USA, Inc. ("Nordic Windpower") filed a lawsuit against GC China Turbine Corp., f.k.a. Nordic Turbines, Inc., in the U.S. District Court for the Northern District of California, alleging trademark infringement, trademark dilution, unfair competition and trade dress infringement. The complaint states that Nordic Windpower seeks to enjoin us from using the mark "Nordic Turbines" and to take any corrective action related to our use, recover damages sustained from our use of the mark "Nordic Turbines" and to obtain a judgment against us because we allegedly competed unfairly under the California Business and Professions Code.  Nordic Windpower filed an amended complaint on December 23, 2009. We have substantially complied with all of Nordic Windpower's requests related it its claims, including changing our name to "GC China Turbine Corp." on September 14, 2009.  We filed an answer on January 22, 2010.  We have been actively discussing settlement and have made substantial progress towards reaching an agreement.  We are currently negotiating the actual terms of a draft settlement agreement.  In the event a settlement cannot be reached, we intend to vigorously defend the case.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is not listed on any stock exchange.  Our common stock is traded over-the-counter on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “GCHT”.  Our common stock has been trading on the OTCBB since May 15, 2009 and the following table sets forth the high and low bid information for our common stock for the quarters ended June 30, 2009, September 30, 2009, and December 31, 2009, as reported by the OTCBB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	Low	High
Fiscal Year Ended December 31, 2009
May 15, 2009 – June 30, 2009	$0.00	$1.11
Third Quarter ended September 30, 2009	$0.93	$1.50
Fourth Quarter ended December 31, 2009	$1.09	$4.07

As of April 9, 2010, the closing sales price for shares of our common stock was $1.70 per share on the OTCBB.

We registered 7,600,000 shares of our common stock under the Securities Act of 1933, as amended for sale by certain security holders who also hold certain registration rights, including 1,200,000 shares of our common stock that are issuable upon the exercise of outstanding warrants. The outstanding warrants included 560,000 issued to advisors and placement agents.

Stockholders

As of April 12, 2010, there were approximately 61 shareholders of record of our common stock based upon the shareholders’ listing provided by our transfer agent.  Our transfer agent is Holladay Stock Transfer Inc.  The transfer agent’s address is 2939 N 67th Place Suite C, Scottsdale, AZ 85251 and its phone number is (480) 481-3970.

Dividends

We have never paid cash dividends on our common stock.  We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future.  Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant.  Our retained earnings deficit currently limits our ability to pay dividends.

Recent Sales of Unregistered Securities

On October 30, 2009, we issued 32,383,808 shares of our common stock to the Golden  Wind in exchange for 100% of the capital stock of Luckcharm. The issuance of the common stock to the Golden Wind pursuant to the Exchange Agreement was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereof.  We made this determination based on the representations of the sole shareholder of Golden Wind which included, in pertinent part, that such shareholder was an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such shareholder was acquiring our common stock, for investment purposes for its own account and not as nominee or agent, and not with a view to the resale or distribution thereof, and that such shareholder understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Between October 5, 2009 and October 30, 2009, we entered into Securities Purchase Agreements with the Investors, pursuant to which the Investors purchased 6,400,000 shares of our common stock, at a purchase price of US$ 1.25 per share for an aggregate offering price of US$ 8,000,000. Additionally, we issued warrants to each Investor in an amount equal to 10% of the number of shares that an Investor purchased and an aggregate of 560,000 warrants to advisors and placement agents, with each warrant having an exercise price of US$ 1.00 per share and being exercisable at any time within 3 years from the date of issuance.  On October 30, 2009, we entered into a Note Purchase Agreement with Clarus whereby Clarus agreed to loan US$ 1,000,000 to us upon the effective date of delivery of 20 wind turbine systems by GC Nordic to its customers.  We have agreed with Clarus that the period to fund the loan under the Note Purchase Agreement is extended to April 30, 2010. The loan will be in the form of a convertible promissory note which shall bear interest at a rate of 1% per month (the "Note"), and have a maturity date of 2 years from the date of issuance of the Note. On the six month anniversary upon the effective date of delivery of 20 wind turbine systems by us to our customers, the loan will automatically convert into shares of our common stock at US$ 2.00 per share.  Additionally, the principal and accrued interest underlying the Note (the "Debt") may be converted by Clarus at US$ 2.00 per share into shares of our common stock at any time prior to the maturity date. If the Debt is not repaid by us 6 months from the date of issuance of the Note, we may at our option, convert the Debt at US$ 2.00 per share into shares of our common stock anytime after such 6-month period.

The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act. We made this determination based on the representations of Investors, which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such Investor was acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that each Investor understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On July 31, 2009, we issued convertible promissory notes to certain foreign accredited investors for proceeds of US$ 10,000,000.  The notes bear interest at 6% per annum or the lowest rate permissible by law calculated annually. Upon closing of certain agreements, the principal and accrued interest will automatically be converted into shares of common stock of the Company, at a rate of US$ 0.80 per share.  We offered and sold the convertible notes in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On July 9, 2009, we issued a convertible promissory note to a foreign accredited investor for proceeds of US$ 5,000.  The amount is unsecured and is due on demand.  The principal amount bears interest at 6% per annum calculated and payable annually.   At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion. The investor forgave all of the principal and interest under the note as of December 31, 2009. We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On June 9, 2009, we issued a convertible promissory note to a foreign accredited investor for proceeds of US$ 11,750.  The amount is unsecured and is due on demand.  The principal amount bears interest at 6% per annum calculated and payable on demand.  At any time that the principal and interest shall remain outstanding, the lender has the right to convert such principal and interest to shares of our common stock at such price and on such terms as being offered to investors at the time of conversion.  The investor forgave all of the principal and interest under the note as of December 31, 2009.  We offered and sold the convertible note in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

On June 8, 2009, we issued convertible promissory notes to certain foreign accredited investors for aggregate proceeds of US$ 1,015,000, of which US$ 1,000,000 was subsequently assigned by such investors to Clarus.  On October 30, 2009, we agreed to amend the terms of the note with Clarus, such that upon the six month anniversary of the date of delivery of 20 wind turbine systems by GC Nordic to its customers, the loan would automatically convert into shares of our common stock at US$ 2.00 per share.  We offered and sold the convertible notes in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Issuer Purchase of Equity Securities

None.

ITEM 6.                SELECTED FINANCIAL DATA.

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

The consolidated statements of income data for the years ended December 31, 2009, and 2008 and the consolidated balance sheet data at December 31, 2009, and 2008 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

(in US$ except loss per share data)

	Year ended December 31,
	2009	2008	2007

Income statement data:
Revenues	12,760,248	$3,065,007	-
Cost of sales	9,792,077	2,970,613	-
Gross profit	2,968,171	94,394	-
Total operating expenses	1,129,795	546,007	344,220
Interest expense	159,229	106,231
Interest income	(47,529)	(1,405)	(2,156)
Other expense (income), net	54,356	(62,109)	(32,852)
Loss from debt extinguishment	57,802
Gain from change in fair value of warrant liability	(65,493)
Income (loss) before income tax	1,680,011	(494,330)	(309,212)
Provision (benefit) for income tax	1,340,364	(115,742)	(72,601)
Net Income (loss)	339,647	(378,588)	(236,611)
Net Income (loss) attributable to non-controlling interest	-
Net Income (loss) attributable to GC China Turbine Corp. shareholders	339,647	$(378,588)	(236,611)
Earnings (loss) per share- basic	0.01	(0.01)	(0.01)
Earnings (loss) per share-diluted	0.01	(0.01)	(0.01)
Shares used in calculating basic per share	36,899,821	32,383,808	32,383,808
Shares used in calculating diluted per share	38,115,890	32,383,808	32,383,808

Balance Sheet Data

(in US$ except loss per share data)

	As of December 31,
	2009	2008	2007
2007Consolidated balance sheet data:
Cash and cash equivalents	$3,803,446	$10,661	$681,165
Working capital (deficit)	19,773,438	(400,355)	(1,146,830)
Total assets	33,273,738	10,958,034	7,122,852
Convertible promissory note	1,182,750	-	-
Warrant liability	1,267,388	-	-
Other long-term liabilities	473,198	-	-
Total long-term liabilities	2,923,336	-	-
Total liabilities	13,541,588	8,797,440	6,103,869
Total equity	19,732,150	2,160,594	1,018,983

Cash Flow Data

  (in US$ except loss per share data)

	Year ended December 31,
	2009	2008	2007

Net cash used in operating activities	$(9,182,962)	$(2,369,299)	$90,669
Net cash used in investing activities	(4,350,171)	(189,643)	(1,368,190)
Net cash provided by financing activities	17,324,407	1,865,443	1,730,753
Effect of foreign currency translation on cash and cash equivalents	1,511	22,995	29,341
Net change in cash and cash equivalents	$3,792,785	$(670,504)	$482,573

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2009 and 2008, should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this annual report on Form 10-K. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this annual report on Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We are a leading manufacturer of 2-blade wind turbines located in Wuhan City of Hubei Province, China.   We are producing a 1.0 megawatt 2-blade wind turbine with a focus on our chosen Chinese markets. We plan to penetrate the broader reaches of the Chinese market with the launch of our larger 2.5 and 3.0 megawatt 2-blade wind turbines.  The 3.0 megawatt wind turbine is targeted for offshore applications.  We have already successfully won three wind farm contracts and begun delivering turbines to fulfill some of these contracts.

Reverse Acquisition

We were incorporated under the laws of the State of Nevada on August 25, 2006 under the name of Visa Dorada Corp. for the purpose of acquiring and developing mineral properties. We conducted limited operations from the date of our incorporation until October 2009. On October 30, 2009, we consummated a voluntary share exchange pursuant to a Share Exchange Agreement with Luckcharm, and its sole shareholder. As a result of the share exchange, we acquired all of the issued and outstanding capital stock of Luckcharm in exchange for a total of 32,383,808 shares of our common stock.  Luckcharm is deemed to be the accounting acquiring entity in the share exchange and, accordingly, the financial information included in this Annual Report on Form 10-K reflects the operations of Luckcharm, as if Luckcharm had acquired us. Upon completion of the reverse acquisition, Luckcharm became our wholly-owned direct subsidiary.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements attached hereto, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Revenue Recognition

We recognize revenues in accordance with ASC 605-10 (pre-codification reference as Staff Accountant Board ("SAB") No.104, "Revenue Recognition"), when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. For an arrangement with multiple deliverables, we recognize product revenues in accordance with ASC 605-25 (pre-codification reference as Emerging Issues Task Force ("EITF") No.00-21, "Revenue Arrangements with Multiple Deliverables").

We are not contractually obligated to accept returns.  The sales of goods and services involve inconsequential or perfunctory performance obligations.  These obligations can include non-essential installation or training, provision of product manuals and materials, and limited, pre-scheduled technical maintenance support. When the only remaining undelivered performance obligation under an arrangement is inconsequential or perfunctory, we recognize revenue on the delivery of turbines, the predominant deliverable in the total contract and provides for the cost of the unperformed obligations. Cash advances received from customers before the revenue is earned are classified as deferred revenue.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. However, we bear the risk of warranty claims for approximately two years after we have sold our products and recognized revenues. Because we are a relatively new company, we have a limited warranty claim period. We also engage in product quality assurance programs and processes, including monitoring and evaluating the quality of suppliers, in an effort to ensure the quality of our products and reduce our warranty exposure. As we have not experienced significant warranty claims to date, we accrue the estimated costs of such warranties based on our assessment of competitors’ accrual history while incorporating some estimates of failure rates through our quality review staff. Actual warranty costs are accumulated and charged against accrued warranty liability. Our warranty obligation will be affected not only by our product failure rates, but also by costs incurred to repair or replace failed products as well as any service delivery costs incurred in correcting a product failure. If our actual product failure rates, material usage or service delivery costs differ from our estimates, we will need to prospectively revise our estimated warranty liability accrual rate.

Allowance for doubtful accounts

We conduct credit reviews for customers to whom we extend credit terms. We estimate the amount of accounts receivable that may not be collected based on the aging of our accounts receivable and specific evidence relating to the financial condition of our customers that may affect their ability to pay their balances.

Impairment of long-lived assets

We evaluate our long-lived assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When these events occur, we measure impairment by comparing the carrying amount of the asset group to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, we would recognize an impairment loss equal to the excess of the carrying amount over the fair value of the assets. For the periods presented, we recorded no impairment of our long-lived assets.

Inventories

Our inventories are stated at the lower of cost or net realizable value determined by the weighted average method. The valuation of inventory involves our management’s determination of the value of excess and slow moving inventory, which is based upon assumptions of future demands and market conditions. If actual market conditions are less favorable than those projected by our management, inventory write-downs may be required. We routinely evaluate quantities and value of our inventories in light of current market conditions and market trends, and record write-downs against the cost of inventories for a decline in net realizable value. Inventory write-down charges establish a new cost basis for inventory. In estimating obsolescence, we utilize our backlog information and project future demand. Market conditions are subject to change and actual consumption of inventories could differ from forecasted demand. Furthermore, the price of steel, a key raw material component in our turbines is subject to fluctuations based on global supply and demand. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by our management, additional inventory write-downs or increases in obsolescence reserves may be required. Our management continually monitors the spot price of steel to ensure that inventory is recorded at the lower of cost or net realizable value.

Income Taxes

As required by FASB ASC No.740, “Income Taxes” (pre-codification reference as FASB Statement No.109, “Accounting for Income Taxes”), we periodically evaluate the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. Deferred income taxes are recognized for (1) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, or (2) net operating loss carry forwards and credits by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on the characteristics of the underlying assets and liabilities, or the expected timing of their use when they do not relate to a specific asset or liability.

Fair value of financial instruments

We estimate fair value of financial assets and liabilities as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants. The fair value measurement guidance establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority, Level 1, to measurements based on unadjusted quoted prices in active markets for identical assets or liabilities and lowest priority, Level 3, to measurements based on unobservable inputs and classifies assets and liabilities with limited observable inputs or observable inputs for similar assets or liabilities as Level 2 measurement. We determine the fair value of an asset or liability using valuation techniques that maximize the use of observable inputs.

Backlog

Our backlog consisted of 140 and 96 units of our 1.0 MW wind turbines as of December 31, 2009 and 2008, respectively.  The 140 units of backlog was consistent of an addition of 10 units in connection with our purchase contract with Shenzhen Guohan, an addition of 50 units in connection with our purchase contract with Kelipu, 40 units from the Daqing Longjiang contract and 40 units from the Wuhan Kaidi contract, offset by 6 units that were delivered in 2009 on the Daqing Longjiang contract and 10 units that were delivered in 2009 on the Wuhan Kaidi contract.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2009 and December 31, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year ended December 31,
	2009		2008
	(in US$, except for percentages)
Revenue	$12,760,248	100.00%	$3,065,007	100.00%
Cost of sales	9,792,077	76.74%	2,970,613	96.92%
Gross profit	2,968,171	23.26%	94,394	3.08%
Operating expense	1,129,795	8.85%	546,007	17.81%
Profit (loss) from operations	1,838,376	14.41%	(451,613)	(14.73)%
Other, Net	158,365	1.24%	42,717	1.39%
Provision (benefit) for income tax	1,340,364	(10.50)%	(115,742)	3.78%
Profit (loss) from operations	$339,647	2.67%	$(378,588)	(12.34)%

Sales

Sales for the year ended December 31, 2009 were US$12,760,248 compared to US$3,065,007 for the year ended December 31, 2008. This increase of $9,695,241, or 316%, was due to an increase in the number of units sold during 2009 as compared with 2008.   Production of our wind turbines began during 2008, and four wind turbines were sold in 2008.  Our production facilities were operational for all of 2009, during which we recorded sales of 16 units of 1.0 MW wind turbines.  We started mass production based on orders from our customers during the second half of 2009, and we expect to have sales during every quarter of fiscal 2010.

Cost of Sales and Gross Profit Margin

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.
	Year ended December 31,
	2009		2008
	(in US$, except for percentages)
Revenue	$12,760,248	100.00%	$3,065,007	100.00%
Raw materials	8,358,180	65.50%	2,235,843	72.95%
Labor	31,055	0.24%	9,095	0.30%
Other and Overhead	1,402,842	11%	725,675	23.67%
Total Cost of Sales	9,792,077	76.74%	2,970,613	96.92%
Gross Profit	$2,968,171	23.26%	94,394	3.08%

Total cost of sales for the year ended December 31, 2009 was US$9,792,077, an increase from US$ 2,970,613 in 2008. Gross profit for fiscal year ended 2009 was US$2,968,171 or 23.26% compared to 3.08% for fiscal year 2008.  The increase in gross profit as a percentage of total net sales is due to the allocation of our overhead expenses over a larger number of units sold in 2009 as compared to the fiscal year 2008.  As compared to the cost of raw materials expenses and labor, which are directly tied to our net sales, our overhead expenses are generally fixed or increase or decrease at a much lower rate than net sales.  We started mass production starting from the second half of 2009 and recognized revenue of 16 wind turbines. While in 2008, only 4 wind turbines were sold during the whole year.

The largest component of our cost of sales, raw materials, consists of components, fittings and materials used in the manufacture of our wind turbines.  Most of these raw materials are procured within China.  With the anticipated growth of the wind power industry in China, management expects that the manufacturing capacity of the parts and components of our wind turbines will also continue to grow and result in decreased costs for these raw materials within our industry.  In addition, if we are able to grow successfully and increase production, management believes we will be able to negotiate better pricing on raw materials through higher volume purchase and more efficiently utilize its manufacturing capacity resulting in a lower average cost of production per unit.

Operating Expenses, interest expense (income) and other expense (income)

	For the year ended December 31,
	2009		2008
	$	% of Total Net Sales	$	% of Total Net Sales
	(in US$, except for percentages)
Gross profit	$2,968,171	23.26%	$94,394	3.08%
Operating expenses:
Selling expenses	144,440	1.13%	57,925	1.89%
Research and development expenses	90,437	0.71%	94,300	3.07%
General and administrative expenses	973,965	7.63%	393,782	12.85%
Other operation income	(79,047)	0.62%	-	-%
Total	1,129,795	8.85%	546,007	17.81%
Income (loss) from operations	1,838,376	14.41%	(451,613)	(14.73)%
Interest Expense	159,229	1.25%	106,231	3.47%
Interest Income	(47,529)	0.37%	(1,405)	0.05%
Other expense (income), net	54,356	0.43%	(62,109)	2.03%
Loss from debt extinguishment	57,802	0.44%	-	-%
Gain from change in fair value of warrant liability	(65,493)	0.51%	-	-%
Provision (benefit) for income tax Benefit	1,340,364	10.50%	(115,742)	3.78%
Net Income (loss)	$339,647	2.67%	$(378,588)	(12.34)%

Operating Expense

Selling expenses in 2009 increased by US$ 86,515 from US$ 57,925 in 2008 to US$144,440 in 2009.  In order to develop our markets and capture market share, we increased our sales force and certain selling expenses for the year ended 2009, including salaries and bonus, traveling expenses, marketing and other expenses.

Research and development expenses were US$ 90,437 for the fiscal year ended December 31, 2009 compared to US$ 94,300 for the fiscal year ended December 31, 2008.  Research and development expenses were primarily attributable to the patent amortization of the 1.5MW wind turbine for both 2009 and 2008.

General and administrative expenses increased by US$580,183 from US$393,782 in 2008 to US$973,965 in 2009.  Due to the financing activities during fiscal year 2009, our legal and auditing fees increased accordingly.  Furthermore, with the development of the business, we hired additional employees associated with administrative activities, which led to significant increase of management costs, such as salary and bonus, office expense and traveling expense.

In 2009, we received unrestricted government subsidies from local government agency allowing us full discretion in the fund utilization of $79,047, which was recorded in other operating income in the consolidated statements of income.  In 2008, we received a government grant, which is related to our activities in research and development projects, from a local government agency in the amount of $42,435.  We recorded the government grant against the research and development expenses when incurred.

Interest Expenses

Interest expenses were US$ 159,229 in 2009 compared to US$106,231 in 2008.  Interest expenses were primarily due to the bank loan we borrowed in fiscal 2008, which was repaid in July 2009 upon maturity.  There was interest expense associated with the extinguished promissory note in the amount of $48,720 in fiscal year 2009, which was the main reason for the increase of interest expenses when compared with fiscal year 2008.

Interest Income

Interest income were US$ 47,529 for the year ended 2009 compared to US$1,405 for the year ended 2008.  The increase of bank balance is the main reason for the increase of interest income.

Other expense (income), net

Other expense (income), net for 2009 and 2008 amounted to US$54,356 and US$ (62,109), respectively, a decrease of US$ 116,465.  The decrease was mainly due to the foreign exchange loss resulting from overseas raw materials purchases caused by the devaluation of the RMB against the Euro. We purchase most of the raw materials from suppliers in China now, and management does not believe further devaluation of the RMB against the Euro would result in significant foreign exchange losses in future periods.

Loss from debt extinguishment

We recorded a loss on debt extinguishment of US$57,802 for the year ended at December 31, 2009.  On June 8, 2009, we issued a promissory note of $600,000 to New Margin ("New Margin Note") and a promissory note of $415,000 to Coach Capital LLC (“Coach Note”), respectively.  On October 30, 2009, the New Margin Note and the Coach Note were assigned to Clarus and superseded by a promissory note to Clarus in the principal amount of $1,000,000.  All accrued but unpaid interest on the New Margin Note and the Coach Note was waived.  We accounted for the assignment and modification of the Coach Note as a debt extinguishment, and recorded a loss on debt extinguishment of US$57,802 in the consolidated statements of operations.  We accounted for the assignment and modification of the New Margin Note as a capital transaction given New Margin's equity shareholder capacity on the extinguishment date. The amount that otherwise would have been recognized as loss on debt extinguishment, or $83,478, was recorded against additional paid-in capital.

Gain from change in fair value of warrant liability

We recorded a gain on fair value change of US$65,493 of the warrant liability.  In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, we granted warrants to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares.  The warrants had an exercise price of $1.00 per share and were exercisable any time within three years from the date of issuance. However if the fiscal year 2010 after tax net income (ATNI) is less than a guaranteed $12,500,000, we will reduce the exercise price of each warrant to equal to Adjusted Exercise Price in accordance to a pre-set formula, provided that if the Adjusted Exercise Price is negative, the Adjusted Exercise Price will be deemed to equal to $0.001 per share. We recorded the fair value of the warrants of $1,332,881 as warrant liability in the consolidated balance sheets as the warrants do not qualify for equity classification under US GAAP. The warrant liability was re-measured at fair value of $1,267,388 at December 31, 2009.  The fair value change of $65,493 was recorded as gain on change in fair value of warrant liability in the consolidated statements of operations.

Provision (benefit) for Income Tax

Income tax provision for 2009 was US$1,340,364 compared to income tax benefit of US$115,742 for 2008.
The actual effective tax rates for the year ended December 31, 2009 and 2008 are 80% and 23%, respectively.  The increase of the effective tax rate is mainly attributable to the income tax liability of $825,000 arising from the $3,300,000 cash consideration paid by Luckcharm to the Founders during the recapitalization which was deemed as capital contribution subject to RPC income tax.

Net Income (loss)

Net profit in 2009 was US$339,647, an increase of US$718,235 from net loss US$378,588 in 2008. This is mainly due to the obvious rise of revenue in 2009, revenue achieved US$12,760,248 in 2009 with US$9,695,241 increase comparing with 2008, represented a 316% growth rate.  Most of these raw materials are procured within China now, which reduced the unit cost of the wind turbines by US$130,648 and this is also a main reason for the increase of the net profit.  The largest component of our cost of sales, raw materials, consists of components, fittings and materials used in the manufacture of our wind turbines.  With the anticipated growth of the wind power industry in China, management expects that the manufacturing capacity of the parts and components of our wind turbines will also continue to grow and result in decreased costs for these raw materials within our industry.  In addition, if we are able to grow successfully and increase production, management believes we will be able to negotiate better pricing on raw materials through higher volume purchase and more efficiently utilize its manufacturing capacity resulting in a lower average cost of production per unit.

Results of Operations for the Year Ended December 31, 2008 as Compared to the period from inception (August 25, 2006) to December 31, 2007

Revenues

Revenues for the year ended December 31, 2008 were $3,065,007 compared to $0 from the period from August 25, 2006 (Inception) to December 31, 2007.  We executed our first contract with our first and sole customer during fiscal 2007 but we did not realize the sales until we delivered our wind turbines in fiscal 2008.  The increase was due to sales of four wind turbines to our first and sole customer during fiscal 2008.

Gross Profit

Our gross profit was $94,394 or 3.08% for the year ended December 31, 2008, as compared to $0 from the period from August 25, 2006 (Inception) to December 31, 2007.  Since we did not start manufacturing until the second half of 2008, we allotted the manufacturing expenses of fiscal 2008 to four wind turbines that we sold to customers.  Thus, this resulted in a higher cost basis and a lower gross profit, which does not sufficiently reflect our earning capacity.

General and administrative expenses

During the fiscal year ended December 31, 2008, we incurred total expenses of $393,782, as compared to $460,941 for the period from inception (August 25, 2006) to December 31, 2007. The expense was mainly consisted of salaries and bonus for employees associated with administrative activities, legal and audit expenses incurred from our financing activities.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2009

As of December 31, 2009, we had cash and cash equivalents of US$3,803,446, other current assets of US$ 26,588,244 and current liabilities of US$10,618,252.  Other current assets included US$2,880,281 of restricted cash, which consists of bank demand deposits used as security against bank drafts which are used as short term instruments to reduce financing cost.  In addition to our restricted cash, there are certain restrictions on the distribution of share capital from our PRC subsidiary. As a result of these PRC laws and regulations, our PRC subsidiary is restricted in its ability to transfer a portion of its net assets to us in the form of dividends, loans or advances. Such restricted portions amounted to $17,776,327 as of December 31, 2009.

Our cash needs are primarily for working capital to support our operations and the purchase of raw materials related to the commencement of our mass production.  We presently finance our operations through revenue from the sale of our products and services, and the private placement of equity and debt securities. We have significant capital needs in the next 12 months in order to grow our customer base, increase revenue and expand our operations.  Purchase commitments include $28,353,431 for raw materials and capital commitments include $993,079 for asset improvements and plant expansion. We believe that our existing capital resources is sufficient to meet our current obligations and operating requirements, but will not be sufficient to meet our more aggressive growth plans and that we will need to raise additional capital in the next 12 months. We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

Net cash used in operating activities for 2009 was US$9,182,962 compared with net cash used in operating activities of US$2,369,299 for 2008.  The increase in net cash used in operating activities for 2009 was mainly due to a US$20,173,793 increase in working capital attributable to activities associated with our commencement of mass production.  With the delivery of sixteen sets of wind turbine in 2009, our accounts receivable balance increased US$8,925,117.  As the entity commenced mass production in 2009, the purchase of the raw material led to a US$1,701,662 increase in our inventory balance.  The advance to suppliers increased US$2,735,602 due to prepayment of the raw material purchased in late 2009.  Other current liabilities increased US$1,755,564 and mainly include VAT payable, warranty accrual and other royalty accrual. Net cash used in operating activities for 2008 was mainly due to changes in working capital for 2008 primarily related to a US$2,724,470 decrease in advance to suppliers due to the arrival of the raw material purchased in late 2008, and a US$342,509 increase in deferred revenue because of the prepayment received from a customer.  Such amounts were offset by increases in accounts receivable and advance to suppliers of US$3,090,202 and US$3,138,119, respectively.

Net cash used in investing activities was US$4,350,171 for 2009, compared with US$189,643 used in investing activities for 2008.  This increase in cash used in investing activities was primarily related to an increase in loans made to related parties and an increase in restricted cash.  Loans to related parties increased to US$1,696,774 in 2009 from US$0 in 2008, the most significant of which was US$1,430,087 owed from Wuhan Guoce Science & Technology Corp. which is an electric power equipment manufacturer controlled by Hou Tiexin (Controlling shareholder of the Group).  Restricted cash increased to US$2,878,941 in 2009 from US$0 in 2008.  As noted above, restricted cash consists of bank demand deposits used as security against bank drafts which are used as short term instruments to reduce financing cost.  Capital expenditures increased US$280,560 in 2009, compared to an increase of US$118,869 in 2008.  This increase resulted primarily from increases in machinery, tools, and other equipment used as we commenced mass production activities in 2009.

Net cash provided by financing activities was US$17,324,407 in 2009, compared with US$$1,865,443 in 2008.  This increase was due to an overall increase in our capital raising activities used to support operations related to the commencement of our mass production.  The primary financing activities included our receipt net cash proceeds of $7,275,014 from an October 2009 private placement offering under which 6,400,000 common shares were issued to third party investors at $1.25 per share.  We also executed convertible promissory notes in favour of New Margin, Ceyuan LP and Ceyuan LLC for net proceeds of US$9,906,115.  The proceeds from our capital raising activities were primarily offset by repayments of short-term borrowings, including US$2,195,808 repaid on bank borrowings and US$4,727,779 repaid to related parties.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in its determination of amounts presented in the tables, in order to assist in the review of this information within the context of its consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2009, and the effect these obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual obligations:
Capital obligations	$993,079	$993,079	$-	$-	$-
Purchase obligations	$28,353,431	$26,655,730	$1,697,701	$-	$-
Total contractual obligations:	$29,346,510	$27,648,809	$1,697,701	$-	$-

Capital obligations include the items that have not been carried out under current contracts with our suppliers. Purchase obligations consist of expenses on purchasing components, such as gear box, power generator, and blades, etc.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to it or engages in leasing, hedging or research and development services with it.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU amends ASC 820 (formerly Statement No. 157, Fair Value Measurements) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than as a net basis as currently required.  ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  ASU 2010-06 is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the level 3 of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010.  Early application is permitted and in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes.  We are currently evaluating the impact of adoption on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, “Compensation — Stock Compensation (Topic 718) — Escrowed Share Arrangements and the Presumption of Compensation (previously EITF Topic D-110, “Escrowed Share Arrangements and the Presumption of Compensation”). This ASU provides the SEC Staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. The SEC Staff believes that an escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation, consistent with the principle articulated in ASC 805, “Business Combinations”.  We are currently evaluating the impact of adoption on its consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities which amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), issued by the FASB in June 2009.  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach primarily focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb the losses of the entity or (2) the right to receive the benefits from the entity.  ASU 2009-17 also requires additional disclosure about a reporting entity's involvement in variable interest entities, as well as any significant changes in risk exposure due to that involvement.  ASU 2009-17 is effective for annual and interim periods beginning after November 15, 2009.  Early application is not permitted.  We have adopted ASU 2009-17 on January 1, 2010. The Group considers that the adoption of ASU 2009-17 has no significant impact on its consolidated financial statements.

In October 2009, the FASB published FASB ASU 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements.   The provisions of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  We are currently evaluating the impact of adoption on its consolidated financial statements.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, accounts receivable, amount due from related parties, accounts payable, advance to suppliers, short-term borrowings, warrants, and convertible notes. The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign exchange rates. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future rates.

Interest Rates. We did not experience any material changes in interest rate exposures during 2007, 2008 and 2009.  Hence, the effect of the fluctuations of the interest rates is considered minimal to our business operations. Based upon economic conditions and leading market indicators at December 31, 2009, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

Foreign Exchange Rates. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the RMB has no longer been pegged to the U.S. dollar. The RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Because substantially all of our earnings, cash and assets are denominated in RMB, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our Chinese operations are translated from local currency into U.S. dollar upon consolidation. If the U.S. dollar weakens against the RMB, the translation of our foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss. Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against the RMB. Additionally, foreign exchange rate fluctuations on transactions denominated in RMB other than the functional currency result in gains and losses that are reflected in our consolidated statement of operation. Our operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

Considering the RMB balance of our cash as of December 31, 2009, which amounted to US$ 2,628,538, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$ 26,285 of the balance.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Annual Financial Statements for the year ended December 31, 2009 will follow the text of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 1, 2009, Madsen & Associates, CPA’s Inc. (“Madsen”) was dismissed as the independent registered public accounting firm.  Madsen’s report on the financial statements of Vista Dorada Corp. for the fiscal years ended December 31, 2008 and 2007 contained an unqualified opinion which contained an explanatory paragraph related to conditions which raise substantial doubt about our ability to continue as a going concern because of our need to raise additional working capital to service our debt and for our planned activity.  Our Board of Directors approved the decision to change its independent registered public accounting firm.  During the last two fiscal years ended December 31, 2008 and 2007, and further through the date of dismissal of Madsen, there have been no disagreements with Madsen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Madsen, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report on the financial statements of Vista Dorada Corp. for such years; and there were no reportable events, as listed in Item 304(a)(1)(iv) of Regulation S-K.  During the last two fiscal years ended December 31, 2008 and 2007, and further through the date of dismissal of Madsen, Madsen did not advise us on any matter set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.  We requested that Madsen furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter was filed as Exhibit 16.1 to the current report on Form 8-K on December 2, 2009.

On December 1, 2009, we engaged Deloitte Touche Tohmatsu CPA Ltd. (“Deloitte”) as our new independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2009. During the two most recent fiscal years and the interim periods preceding the engagement, we did not consult with Deloitte regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the our financial statements, and no written report or oral advice was provided to us by Deloitte concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A.             CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of December 31, 2009 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this annual report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, as of December 31, 2009, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

Management realized there were deficiencies in the design or operation of our internal control that adversely affected our  internal controls which management considers to be material weaknesses including those described below:

i)	We lack personnel with the experience to properly analyze and record complex transactions in accordance with U.S. GAAP.
ii)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

iii)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.
iv)
We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

v)
We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

For the material weaknesses identified in (i), (ii) and (iii), we plan to remediate these material weaknesses in the next 12 months by hiring one or two additional personnel with experience and knowledge in U.S. GAAP, directly involved in internal control review and design, and allow for segregation of key financial reporting.  This may cost us in excess of US $100,000 per year.  For the material weakness identified in (iv), we are in the process of identifying additional independent directors to serve on our board and an Audit Committee with an objective to have this process completed before the end of our fiscal year ending December 31, 2010. We will need to analyze the costs of such additional independent directors in accordance with current market and industry practices.  For the material weakness identified in (v), we plan to remediate this material weakness by working with our external auditor and legal counsel over the next 18 months to perform periodic entity level risk assessment.  This may cost us in excess of US $250,000 per year.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.             OTHER INFORMATION.

In January 2010, we entered into an agreement to acquire 70% ownership of Baicheng Guoce Wind Power Development Co., Ltd ("Baicheng Guoce") for a consideration of US $205,032 (RMB1,400,000) in cash from a related party, Wuhan Guoce Electricity Investment Co., Ltd., with whom we are subject to common control as the sole majority shareholder is the Chairman of the board of directors for both companies.  Baicheng Guoce is mainly engaged in production and erection of wind turbines and providing technical support during installation, operation, maintenance and after-sales service for wind turbines.  We are required to inject additional capital funds in the amount of $820,129 by December 31, 2011.

In January 2010, we incorporated a company named Baicheng Kairui Wind Power Co., Ltd ("Baicheng Kairui") located in Baicheng SiJianFang, Jiling Province PRC.  Baicheng Kairui was established in January 2010, with registered capital of $1,464,515. The first capital injection from us in January 2010 was $732,257(RMB5,000,000) in cash. Baicheng Kairui is mainly engaged in production and erection of wind turbines and providing technical support during installation, operation, maintenance and after-sales service for wind turbines. We are required to inject additional capital funds in the amount of $732,257 by December 31, 2011.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management

The following table sets forth the names and ages of our current directors, executive officers, significant employees, the principal offices and positions with us held by each person and the date such person became our director, executive officer or significant employee. Our executive officers are appointed by our Board of Directors. Our directors serve until the earlier occurrence of the appointment of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.

Name	Age	Position	Since
Hou Tie Xin	52	Chairman of the Board	2009
Qi Na	53	Chief Executive Officer, Director	2009
Zhao Ying	31	Chief Financial Officer, Secretary	2009
Tomas Lyrner	52	Chief Technology Officer	2009
Xu Jia Rong	46	Director	2009
Marcus Laun	40	Director	2009
Christopher Walker Wadsworth	40	Director	2009

Mr. Hou Tie Xin is the Chairman of our Board of Directors.  He is the founder, Chairman of the Board and General Manager of Guoce New Technology, which was established in 1995 and was renamed to Guoce Science and Technology in 2002.  Since inception of Guoce Science and Technology, Mr. Hou has overseen the acquisition of over ten subsidiaries and has been awarded the title of “Outstanding Entrepreneur” by the municipal government.  Mr. Hou is a nationally renowned power expert and is a professor of engineering.  Mr. Hou has obtained more than 20 patents for his inventions in connection with his research and development of energy technology.  Mr. Hou is a member of the China Standardization Committee and is an author of China’s Power Quality Standards.  Mr. Hou is also a member of the International Electrotechnical Commission (“ IEC ”) and attended the 2007 IEC Assembly in Tokyo as the leader of the Chinese delegation.   Mr. Hou obtained his Bachelor of Engineering degree in Power System and Automation from Wuhan University in 1982 and a Masters degree in Power Automation from Huazhong University of Science & Technology in 1990.

Ms. Qi Na is our Chief Executive Officer and a member of our Board of Directors.  She has been General Manager of GC Nordic since 2006.  From 2004, Ms. Qi was General Manager of Wuhan Guoce Power Investment Corp. as well as Vice General Manager of Guoce Science and Technology.  In 1999, Ms. Qi founded and was General Manager of Hubei TaiKang Engineering Tech Corp.  From 1993 to 1999, she worked at Hubei International Financial Technology Consultation Corp., Hubei ChangJiang HePingShiYe Corp., and Wuhan Machine Bidding Corp.  From 1972 to 1992, Ms. Qi worked at YiChang 403 factory and 461 factory in various departments, including, youth union, cadre, repair, drive workshop, quality control and energy.  Ms. Qi obtained a Bachelor of Engineering degree specializing in Marine Power Plant from Shanghai Jiaotong University in 1978.

Ms. Zhao Ying our Chief Financial Officer and Secretary.  She has been Chief Financial Officer of GC Nordic since 2006.  Ms. Zhao is responsible for financing and investment and she is also responsible for all communications with the government.  Ms. Zhao has been with Guoce New Technology since 1999 in various positions, such as Assistant of Marketing, Vice Manager of the sales division, Vice Manager of the engineering division, General Manager of the office and Secretary of the board.  In 1999, Ms. Zhao obtained a Bachelors degree in management and law from Wuhan Hydro Power University.  In 2006, Ms. Zhao obtained a Masters degree in Finance from Wuhan University.

Mr. Tomas Lyrner is our Chief Technology Officer.  He has been serving as the Chief Technology Officer of Wuhan Guoce Nordic New Energy Co., Ltd. since 2006. Mr. Lyrner began his professional career at a Danish wind turbine manufacturer named NEG Micon (later merged into Vestas) in 1985. His main responsibilities were research and development, design and calculations.  He was closely involved with the development of a Danish 3-bladed 200 kilowatt wind turbine of which 50-60 machines was produced.   From the beginning of 1990 to 1999, Mr. Lyrner worked at the consultant company AF-Industriteknik where he was highly involved in the design and development of the 2 Nordic Windpower prototype wind turbines with the generator power of 400 and 1000 kilowatts.  Mr. Lyrner designed and calculated wind turbine offshore foundations for the company Vindkompaniet of which 5 wind turbines were installed and still operating 4 kilometers outside of Nasudden, Gotland, Sweden.  From 1999-2004, he was Chief Technology Officer of Nordic Windpower USA, Inc. working with modification and adoption to serial production of the Nordic 1000, 1MW wind turbine prototype.  He was also responsible for design approval against the Det Norske Veritas.  Since 2004, Mr. Lyrner has had his own consultant firm named Wind Engineering Consultant (“WEC”).  WEC has acted as assistant and advisor for EON Sweden (a European power company) regarding a large wind power offshore project.  WEC has also designed docking system for offshore wind turbines and conducted conceptual studies leading to the final layout of 6MW offshore wind turbines through dynamic simulations by means of VIDYN software.  Mr. Lyrner received his Masters in Mechanical Engineering from the Royal Institute of Technology of Stockholm Sweden in 1984.

Mr. Xu Jia Rong is a member of our Board of Directors.  He currently serves as General Manager of Guoce Science and Technology and is responsible for daily management of the company and has served as Chief Engineer at Guoce New Technology since 1996. From 1992 through 1996, Mr. Xu served as project leader in Wuhan Hongshan Electrician Technical research institute monitoring the labor project group, the primary cognizance automobile electron ignition project research and development group and the supervisory system research and development group.  From 1982 through 1992, Mr. Xu taught at Wuhan Water Conservation Electric Power Institute. Mr. Xu has extensive management experience, and is a power expert in research and development of substation automation and computer-based relay protection. In 1998, his “35kV Substation Integrated Automation System of GCSIA Type” project was awarded the second prize of Scientific and Technological Progress Prize by Shaanxi Power Company. In 1999, his "35kV Substation Integrated Automation System of GCSIA Type" project was awarded the second prize of Scientific and Technological Progress Prize by Wuhan municipal government. In 1999 his "GCVQC Volt\Var Control Devices” project was awarded the third prize of Scientific and Technological Progress Prize by Wuhan municipal government. He took part in all these projects and worked as the main director. Mr. Xu obtained a Bachelor of Engineering degree from Wuhan University in Hydraulic and Electric Engineering in 1982 and a specialized Masters degree in Power System Automation from Wuhan Water Conservation Electric Power University in 1987.

Mr. Marcus Laun is a member of our Board of Directors.  He currently is a senior banker at Wynston Hill Capital, LLC where he is responsible for all aspects of capital raising and advisory engagements for micro- and small-cap ventures.  From 2004 through 2008, Mr. Laun held various positions at Knight Capital Group including serving as managing director and director.  From 2000-2004, Mr. Laun was founder and Chief Executive Officer of Hype (USA) Inc. which controlled the exclusive rights to HYPE Energy Drink in North America.  Prior to this, Mr. Laun was a Vice President of corporate finance at Brean Murray & Co., Inc. and a research analyst at Greenwich High Yield LLC and Mendham Capital Group LLC.  Mr. Laun received a Masters in Business Administration degree from Columbia Business School and received a Bachelor of Science degree from Cornell University.

Mr. Christopher Walker Wadsworth is a member of our Board of Directors.  He is one of the founding partners of Ceyuan Ventures. He was a co-founder and managing director at Manitou Ventures from 2001 to 2004. Before that, he worked as the vice president of corporate development and product manager for Atom Shockwave from 1999. Mr. Wadsworth accumulated rich experience in finance and investment industry through working for Fleet Bank, Montgomery Securities and Macro-media from 1992 to 1998. Mr. Wadsworth received a Bachelor’s degree from Williams College a Masters in Business Administration degree from University of Chicago.

Family Relationships

There are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

Involvement in Certain Legal Proceedings

There has been a legal proceeding filed against GC China Turbine in connection with trademark infringement, trademark dilution, unfair competition and trade dress infringement, see “Legal Proceedings.”

Board Committees; Director Independence

All members of our board of directors serve in this capacity until their terms expire or until their successors are duly elected and qualified.  Our bylaws provide that the authorized number of directors will be not less than one. As of this date, our board of directors has not appointed an audit committee, compensation committee, disclosure committee or nominating committee.  The functions ordinarily handled by these committees are currently handled by our entire board of directors.  Our board of directors intends, however, to review our governance structure and institute board committees as necessary and advisable in the future, to facilitate the management of our business.

As of this date, we appointed 2 independent directors and 3 non-independent directors to our board of directors.  Marcus Laun and Christopher Walker Wadsworth are our two independent directors.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer, senior executive officers, principal accounting officer, and other senior financial officers. A copy of our code of ethics will be provided to any person without charge, upon written request sent to us at our offices located at No.86, Nanhu Avenue, East Lake Development Zone, Wuhan, Hubei Province, China.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11.             EXECUTIVE COMPENSATION

Director Compensation

Currently, we do not pay any compensation to members of our board of directors for their service on the board.  However, we intend to review and consider future proposals regarding board compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation paid by GC Nordic during the fiscal years ended December 31, 2009 and 2008, respectively, to the current Chief Executive Officer, Chief Financial Officer and each of the other two highest paid executives, if any, whose total compensation exceeded $100,000 during the fiscal years ended December 31, 2009 and 2008, respectively.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- Tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Qi Na	2009	11,705	0	0	0	0	0	0	11,705
incoming CEO (1)	2008	9,587	0	0	0	0	0	0	9,587

Zhao Ying	2009	9,949	0	0	0	0	0	0	9,949
incoming CFO (2)	2008	8,027	0	0	0	0	0	0	8,027

(1)
Ms. Qi Na is our Chief Executive Officer and took office concurrently with Mr. Lennon's resignation.  Salary and other annual compensation paid to Ms. Qi are from GC Nordic and are expressed in U.S. dollars based on the interbank exchange rates of RMB 6.8282 and RMB 6.8346 for each US$ 1.00, on December 31, 2009 and 2008, respectively.

(2)
Ms. Zhao Ying is our Chief Financial Officer and took office concurrently with Mr. Lennon's resignation.  Salary and other annual compensation paid to Ms. Zhao are from GC Nordic and are expressed in U.S. dollars based on the interbank exchange rates of RMB 6.8282 and RMB 6.8346 for each US$ 1.00, on December 31, 2009 and 2008, respectively.

None of our executive officers received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

 Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control. As a result, we have omitted this table.

Employment Agreements

Our wholly-owned subsidiary, GC Nordic, entered into employment agreements with Mr. Hou Tie Xin, Ms. Qi Na, Ms. Zhao Ying and Mr. Xu Jia Rong on September 30, 2009 (each an “Employment Agreement,” and together the “Employment Agreements”).  The following are summaries of the Employment Agreements with the above-mentioned officers and directors.

GC Nordic entered into an Employment Agreement with Mr. Hou Tie Xin on September 30, 2009.  Effective September 30, 2009, Mr. Hou was appointed Chairman of GC Nordic, and his basic annual salary is RMB 300,000 or approximately US$ 43,924 per year (the “Base Salary”). GC Nordic’s salary shall be payable by GC Nordic in regular installments in accordance with GC Nordic’s general payroll practices. GC Nordic shall also purchase social insurances and provide welfare and benefits to Mr. Hou according to the applicable labor laws and regulations.  In addition, the Board may award Mr. Hou a bonus of up to 25% of his Base Salary during his employment period according to degree of GC Nordic’s accomplishment of certain financial targets established annually by GC Nordic.

GC Nordic entered into an Employment Agreement with Ms. Qi Na on September 30, 2009. Effective September 30, 2009, Ms. Qi Na was appointed the General Manager of GC Nordic and her total annual salary is RMB 200,000 or approximately US$ 29,283 per year. Ms. Qi’s salary shall be payable by GC Nordic in regular installments in accordance with GC Nordic’s general payroll practices. GC Nordic shall also purchase social insurances and provide welfare and benefits to Ms. Qi according to the applicable labor laws and regulations. In addition, the Board may award Ms. Qi a bonus of up to 25% of her Base Salary during her employment period according to the degree of GC Nordic’s accomplishment of certain financial targets established annually by GC Nordic.

GC Nordic entered into an Employment Agreement with Ms. Zhao Ying on September 30, 2009. Effective September 30, 2009, Mr. Zhao Ying was appointed the Chief Financial Officer of GC Nordic and her total annual salary is RMB 150,000 or approximately US$ 21,962 per year. Ms. Zhao’s salary shall be payable by GC Nordic in regular installments in accordance with GC Nordic’s general payroll practices. GC Nordic shall also purchase social insurances and provide welfare and benefits to Ms. Zhao according to the applicable labor laws and regulations. In addition, the Board may award Ms. Zhao a bonus of up to 25% of her Base Salary during her employment period according to the degree of GC Nordic’s accomplishment of certain financial targets established annually by GC Nordic.

GC Nordic entered into an Employment Agreement with Mr. Xu Jia Rong on September 30, 2009. Effective September 30, 2009, Mr. Xu Jia Rong was appointed the Deputy General Manager of GC Nordic and his total annual salary is RMB 15,000 or approximately US$ 2,196 per year. GC Nordic’s salaries shall be payable by GC Nordic in regular installments in accordance with the GC Nordic’s general payroll practices. GC Nordic shall also purchase social insurances and provide welfare and benefits to Mr. Xu according to the applicable labor laws and regulations. In addition, the Board may award Mr. Xu a bonus of up to 25% of his Base Salary during his employment period according to degree of GC Nordic’s accomplishment of certain financial targets established annually by GC Nordic.

All of the above-described Employment Agreements will be effective from September 30, 2009 to the fifth anniversary date (the “Initial Employment Period”), and all of them shall automatically be renewed on their respective original terms and conditions as modified from time to time by the officers and directors and GC Nordic for additional one-year periods as soon as the expiration of the Initial Employment Period. GC Nordic may terminate the employment of the officers and directors  before his or her employment periods expires if  such officers and directors materially violates GC Nordic’s rules or policies, negligently causes substantial damage or adverse effect to GC Nordic’s interests, or is charged or convicted with criminal liabilities. The officers and directors agree that during their employment periods and anytime thereafter that they shall not to disclose any confidential information, including those received from third parties, to unauthorized person or use for his or her own account without prior written consent(s) from the appropriate authorities, unless the confidential information becomes generally known to and available for use by the public or is required to be disclosed by law or court order.  In addition, the officers and directors agree to make prompt and full disclosure to GC Nordic or its affiliates of his or her obtaining ownership of intellectual properties during his or her employment period and one year thereafter in connection with the business of GC Nordic or its affiliates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2010, for each of the following persons:

•	each of our directors and each of the named executive officers in the “Management—Executive Compensation” section of this report;

•	all directors and named executive officers as a group; and

•	each person who is known by us to own beneficially five percent or more of our common stock after the change of control transaction.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name.  Unless otherwise indicated, the address of each beneficial owner listed below is No.86, Nanhu Avenue, East Lake Development Zone, Wuhan, Hubei Province, China.

	Common Stock Beneficially Owned
	Number of Shares beneficially owned (1)		Percentage of class beneficially owned (2)
Executive officers and directors:
Hou Tie Xin	17,765,757	(3)(10)	29.53%
Qi Na	2,590,705	(4)(10)	4.31%
Xu Jia Rong	2,130,855	(5)(10)	3.54%
Zhao Ying	1,554,423	(6)(10)	2.58%
Marcus Laun	61,250	(7)	* %
Tomas Lyrner	0		-%
Chris Walker Wadsworth	0	(8)	-%
All directors and executive officers as a group (7 persons)	24,102,990		40.06%

5% Shareholders:
Bu Zheng Liang	3,231,904	(9)(10)	5.37%
Golden Wind Holdings Limited	32,383,808	(10)	53.82%
Ceyuan Ventures II, LP	6,016,250	(11)	10.00%
New Margin Growth Fund L.P.	6,250,000	(12)	10.39%

* Less than 1%

(1)
Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it.  Unless otherwise indicated, the address for each of the named beneficial owners is: No.86, Nanhu Avenue, East Lake Development Zone, Wuhan, Hubei Province, China.

(2)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3)
Consists of 17,765,757 shares owned of record by Golden Wind. Golden Wind and Mr. Hou have entered into a Call Option Agreement pursuant to which Mr. Hou has the right to acquire all of such shares. Golden Wind and Mr. Hou have also entered a Voting Trust Agreement, under which Mr. Hou has been appointed as voting trustee under a voting trust created with respect to all of such shares. Therefore, Mr. Hou may be deemed to be the sole beneficial owner of such shares.

(4)
Consists of 2,590,705 shares owned of record by Golden Wind. Golden Wind and Ms. Qi have entered into a Call Option Agreement pursuant to which Ms. Qi has the right to acquire all of such shares. Golden Wind and Ms. Qi have also entered a Voting Trust Agreement, under which Ms. Qi has been appointed as voting trustee under a voting trust created with respect to all of such shares. Therefore, Ms. Qi may be deemed to be the sole beneficial owner of such shares.

(5)
Consists of 2,130,855 shares owned of record by Golden Wind. Golden Wind and Mr. Xu have entered into a Call Option Agreement pursuant to which Mr. Xu has the right to acquire all of such shares. Golden Wind and Mr. Xu have also entered a Voting Trust Agreement, under which Mr. Xu has been appointed as voting trustee under a voting trust created with respect to all of such shares. Therefore, Mr. Xu may be deemed to be the sole beneficial owner of such shares.

(6)
Consists of 1,554,423 shares owned of record by Golden Wind. Golden Wind and Ms. Zhao have entered into a Call Option Agreement pursuant to which Ms. Zhao has the right to acquire all of such shares. Golden Wind and Ms. Zhao have also entered a Voting Trust Agreement, under which Ms. Zhao has been appointed as voting trustee under a voting trust created with respect to all of such shares. Therefore, Ms. Zhao may be deemed to be the sole beneficial owner of such shares.

(7)
Consists of warrants to purchase 35,000 shares issued in the name of Manhatten Valley Capital, LLC and 26,250 shares issued in the name of Beige Capital LLC, to the extent exercisable within 60 days. Mr. Laun is a member in both limited liability companies and therefore may be deemed to be the beneficial owner to such warrants. The address of Mr. Laun is c/o Wynston Hill Capital, 488 Madison Avenue 24th Floor, New York, NY 10022.

(8)	The address of Mr. Wadsworth is c/o Ceyuan Ventures, No. 35 Qin Lao Hutong, Dongcheng District, Beijing 100009 PRC.

(9)
Consists of 3,231,904 shares owned of record by Golden Wind. Golden Wind and Mr. Bu have entered into a Call Option Agreement pursuant to which Mr. Bu has the right to acquire all of such shares. Golden Wind and Mr. Bu have also entered into a Voting Trust Agreement, under which Mr. Bu has been appointed as voting trustee under a voting trust created with respect to all of such shares. Therefore, Mr. Bu may be deemed to be the sole beneficial owner of such shares.

(10)
The address of Golden Wind is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. The sole owner of Golden Wind is Xu Hong Bing.  Through Call Option Agreements and Voting Trust Agreements, the beneficial owners of Golden Wind are deemed to be Hou Tie Xin (30.13%), Bu Zheng Liang (5.48%), Qi Na (4.39%), Xu Jia Rong (3.61%), Wu Wei (3.56%), Zhao Ying (2.64%), Zuo Gang (1.91%), Zhang Wei Jun (1.81%) and He Zuo Zhi (1.38%). As such, they are deemed to have or share investment control over Golden Wind’s portfolio. The numbers of shares of GC China Turbine Corp’s common stock reported herein as beneficially owned by Mr. Hou, Mr. Bu, Ms. Qi, Mr. Xu, Mr. Wu, Ms. Zhao, Mr. Zuo, Mr. Zhang and Mr. He are held by Golden Wind, which they in turn own indirectly through their respective ownership of Golden Wind.

(11)
The address of Ceyuan Ventures II, LP is No. 25 Qinlao Hutong, Dongcheng District, Beijing 100009 PRC. Christopher Walker Wadsworth, Bo Feng and WeiGuo Zhao have dispositive and voting control for Ceyuan Ventures II, LP.

(12)	The address of New Margin Growth Fund L.P. is Villa #3, Radisson Xingguo Hotel, 78 Xingguo Road, Shanghai 200052 PRC. Mr. Yan YiXun has dispositive and voting control for New Margin Growth Fund L.P.

Securities Authorized For Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Wuhan Guoce Science and Technology and we are subject to common control as the sole majority shareholder is the Chairman of the board of directors for both companies. Luckcharm and GC Nordic had US$ 1,837,636 and US$ 92,511 due from Wuhan Guoce Science and Technology as of December 31, 2009 and December 31, 2008, respectively. The amount due from Wuhan Guoce Science and Technology does not bear interest as it is short term in nature.  We are subject to similar common control arrangements with Wuhan Guoce Electricity Investment Co., LTD. and Join Right Management Limited, from whom amounts due at December 31, 2009 were US$ 266,687 and US$ 10,000, respectively.  In addition, we have one of our directors controls Wuhan Sanlian Water & Electricity Control, from whom we are owed US$ 210,889 at December 31, 2009.

On May 22, 2009, GC Nordic entered into a promissory note in favor of us, in the principal amount of US$ 1,000,000. On the same day, we wired the US$ 1,000,000 to Golden Wind, a company controlled 100% by the Chairman of GC Nordic at that time due to the fact that Golden Wind and Luckcharm were not yet incorporated.  Subsequently, on July 28, 2009, Luckcharm received the proceeds from the related party. Upon closing of the reverse acquisition, this loan became an intercompany loan.

On June 8, 2009, we issued convertible promissory notes to certain foreign accredited investors for aggregate proceeds of US$ 1,015,000, of which US$ 1,000,000 was subsequently assigned by such investors to Clarus.  On October 30, 2009, we agreed to amend the terms of such notes with Clarus, such that upon the six month anniversary of the date of delivery of 20 wind turbine systems by GC Nordic to its customers, the loan would automatically convert into shares of our common stock at US$ 2.00 per share.  Also on October 30, 2009, we entered into a Note Purchase Agreement with Clarus whereby Clarus agreed to loan US$ 1,000,000 to us upon the effective date of delivery of 20 wind turbine systems by GC Nordic to its customers.  The loan will be in the form of a convertible promissory note which shall bear interest at a rate of 1% per month, and have a maturity date of 2 years from the date of issuance of such note.  On the six month anniversary upon the effective date of delivery of 20 wind turbine systems by us to our customers, the loan will automatically convert into shares of our common stock at US$ 2.00 per share.  We have agreed with Clarus that the period to fund the loan under the Note Purchase Agreement is extended to April 30, 2010.  Mr. Marcus Laun who is a member of our board of directors is also the Managing Director of Clarus.

On July 31, 2009, Luckcharm entered into a promissory note in favor of us in the principal amount of US$ 10,000,000 in connection with our loan made to Luckcharm. Under the terms of the promissory note, we shall forgive the debt and cancel the promissory note so long as (i) the reverse acquisition is completed pursuant to its terms or (ii) if the reverse acquisition is not completed pursuant to its terms, the debt is converted pursuant to the Financing Agreement. If the reverse acquisition is not completed and the debt is not converted pursuant to the Financing Agreement, the debt shall be due and payable within 180 days from the date of the promissory note. Upon closing of the reverse acquisition, this loan became an intercompany loan.

On September 4, 2009, we appointed Mr. Hou Tie Xin, Ms. Qi Na and Mr. Xu Jia Rong to our Board of Directors.  On October 30, 2009, we consummated the reverse acquisition with Luckcharm and its operating subsidiary, GC Nordic. Mr. Hou Tie Xin, Ms. Qi Na and Mr. Xu Jia Rong were each original founders of GC Nordic and each received beneficial ownership of shares of our common stock in connection with the reverse acquisition as described in “Security Ownership of Certain Beneficial Owners and Management.”  In addition, Mr. Hou Tie and Ms. Qi Na are the Chairman of the Board and Chief Executive Officer, respectively, of GC Nordic.  In connection with the closing of the reverse acquisition, Ms. Qi Na was appointed Chief Executive Officer of our Company.

In December 30, 2009, GC Nordic jointly established Guoce Nordic AB with Tomas Lyrner in Sweden, of which 85% of the shares of Guoce Nordic AB is held by GC Nordic and 15% by Mr. Lyrner. Guoce Nordic AB is the research and development center of GC Nordic will contribute to GC Nordic all of the intellectual rights developed. Mr. Lyrner is our Chief Technology Officer.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Deloitte Touche Tohmatsu CPA Ltd. (“Deloitte”) for the fiscal periods shown.

	December 31, 2009	December 31, 2008
Audit Fees	$235,000	$-
Audit Related Fees	400,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$635,000	$-

The following table shows the fees paid or accrued by us for the audit and other services provided by Madsen & Associates, CPA’s Inc. (“Madsen”) for the fiscal periods shown.

	December 31, 2009	December 31, 2008
Audit Fees	$1,500	$5,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$1,500	$5,000

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended December 31, 2009 for professional services for the review of the quarterly financial statements for the quarters ended March 31, June 30 and September 30, 2009, annual financial statements for the fiscal year ended December 31, 2009 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500.00 for each of the quarters ended March 31, June 30 and September 30, 2009 to Madsen and $235,000 for the annual financial statements for the fiscal year ended December 31, 2009 to Deloitte.

The aggregate fees billed by the independent registered accountants for the year ended December 31, 2008 for professional services for the review of the quarterly financial statements for the quarters ended March 31, June 30 and September 30, 2008, annual financial statements for the fiscal year ended of December 31, 2008 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500.00 for each of the quarters ended March 31, June 30 and September 30, 2008 and $2,500.00 for the annual financial statement for the fiscal year ended December 31, 2008 to Madsen.

(2)           Audit-Related Fees

The aggregate fees billed, mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A. Services comprising the fees disclosed under the category of "Audit-related fees" in 2009 primarily consisted of audit and review of financial statements in conjunction with our reverse acquisition transaction which was consummated on October 30, 2010 and review of financial statements and registration statement in connection with our registration of certain shares and warrants. There was no such fee incurred in 2008.

(3)           Tax Fees

The aggregate fees billed in December 31, 2009 and 2008 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was zero.

(4)           All Other Fees

The aggregate fees billed in December 31, 2009 and 2008 for products and serviced provided by the principal accountant, other than the services reported in (1) through (3) above was zero.

(5)           Audit Committee’s Pre-approval Policies

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended December 31, 2009.

(6)           Audit Hours Incurred

The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following exhibits are included as part of this report by reference:

Exhibit Number	Description

2.1	Share Exchange Agreement dated September 30, 2009 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 6, 2009)
3.1	Corporate Charter dated August 25, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)
3.2	Articles of Incorporation dated August 25, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)
3.3	Certificate of Correction dated August 31, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)
3.4	By-laws dated September 6, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)
3.5	Certificate of Change dated May 18, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 20, 2009)
3.6	Amendment to the Articles of Incorporation on June 11, 2009 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 15, 2009)
3.7	Amendment to the Articles of Incorporation on September 8, 2009 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 14, 2009)
4.1	Form of Stock Specimen (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)
9.1
Form of Voting Trust Agreement dated September 30, 2009 with Xu Hong Bing and each of Hou Tie Xin, Bu Zheng Liang, Qi Na, Xu Jia Rong, Wu Wei, Zhao Ying, Zuo Gang, Zhang Wei Jun and He Zuo Zhi (incorporated by reference from the Registrant’s Schedule 13D filed on November 9, 2009)

9.2
Investor Rights Agreement dated October 30, 2009 with the Company, NewMargin Growth Fund L.P., Ceyuan Ventures II, L.P., Ceyuan Ventures Advisors Fund II and Golden Wind Holdings Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)

9.3
Investor Rights Agreement dated October 30, 2009 with the Company, NewMargin Growth Fund L.P., Ceyuan Ventures II, L.P., Ceyuan Ventures Advisors Fund II and Golden Wind Holdings Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)

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

10.6	Convertible Promissory Note in favor of New Margin Growth Fund L.P. dated July 31, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed August 3, 2009)
10.7	Convertible Promissory Note in favor of Ceyuan Ventures II, L.P. dated July 31, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed August 3, 2009)

10.8	Convertible Promissory Note in favor of Ceyuan Ventures Advisors Fund II, LLC dated July 31, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed August 3, 2009)
10.9	Promissory Note in favor of GC China Turbine Corp. by Luckcharm Holdings Limited dated July 31, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed August 3, 2009)
10.10	Amended and Restated Agreement dated July 31, 2009 (incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed August 14, 2009)
10.11	Form of Securities Purchase Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.12	Form of Investors Right Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.13	Form of Registration Rights Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.14	Form of Make Good Escrow Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.15	Form of Waiver Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.16	Form of Convertible Promissory Note (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.17	Form of Note Purchase Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.18	Form of Lockup Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.19	Form of Indemnification Agreements(incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.20	Form of Warrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)
10.21	Summary of Contract with Daqing Longjiang dated August 30, 2007
10.22	Summary of Contract with Wuhan Kaidi dated September 2008
14.1	Code of Ethics
16.1	Letter from Madsen & Associates, CPA’s Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2009)
21.1	Subsidiaries of the Registrant (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on January 21, 2010)
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer) (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer) (filed herewith)
32	Section 1350 Certifications (filed herewith)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GC China Turbine Corp.
No. 86, Nanhu Avenue, East Lake Development Zone
Wuhan, Hubei Province, PRC

We have audited the accompanying consolidated balance sheets of GC China Turbine Corp. and subsidiaries (the "Group") as of December 31, 2009 and 2008, and the related consolidated statements of operations, change in equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2009 and the related financial statement schedule.  These financial statements and financial statement schedule are the responsibility of the Group's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Group's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GC China Turbine Corp. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

DELOITTE TOUCHE TOHMATSU CPA LTD.
Shanghai, China
April 15, 2010

GC China Turbine Corp.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars, except share data)

	Note	December 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents		$3,803,446	$10,661
Restricted cash		2,880,281	-
Accounts receivable		12,128,711	3,196,456
Inventories	4	5,087,326	3,391,067
Advance to suppliers		3,734,728	996,921
Amount due from related party	5	2,325,212	92,511
Prepaid expenses and other current assets	6	155,780	546,229
Deferred tax assets	14	276,206	163,240
Total current assets		30,391,690	8,397,085

Property and equipment, net	7	1,402,839	1,416,851
Intangible assets, net	8	744,175	940,398
Long-term accounts receivable		532,387	129,455
Deferred tax assets	14	37,157	74,245
Other assets		165,490	-
Total assets		$33,273,738	$10,958,034

LIABILITIES & EQUITY
Current liabilities:
Short-term bank borrowings	9	-	2,194,715
Borrowings from a related party	9	-	139,015
Accounts payable		4,574,708	716,220
Accrued expenses and other current liabilities	10	2,770,488	1,013,138
Deferred revenue		1,856,413	4,734,352
Income tax payable		1,416,643	-
Total current liabilities		10,618,252	8,797,440

Convertible promissory note	11	1,182,750	-
Warrant liability	13	1,267,388	-
Other long-term liabilities		473,198	-
Total liabilities		13,541,588	8,797,440

Commitments and contingencies	16

EQUITY
Common share (US$0.001 par value; 100,000,000 shares authorized, 58,970,015 and 32,383,808 shares issued and outstanding as of December 31, 2009 and 2008, respectively)	12	58,970	32,384
Additional paid-in capital		19,884,645	2,680,845
Accumulated deficit		(372,377)	(712,024)
Accumulated other comprehensive income		158,757	159,389
Total GC China Turbine Corp shareholders' Equity		19,729,995	2,160,594
Non-controlling interest		2,155	-
Total equity		19,732,150	2,160,594

Total liabilities and equity		$33,273,738	$10,958,034

The accompanying notes are an integral part of these consolidated financial statements.

GC China Turbine Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US dollars, except share data)

		Year ended December 31
	Note	2009	2008

Revenues		$12,760,248	$3,065,007
Cost of sales		9,792,077	2,970,613
Gross profit		2,968,171	94,394

Operating expenses:
Selling and marketing expenses		144,440	57,925
Research and development expenses		90,437	94,300
General and administrative expenses		973,965	393,782
Other operation income		(79,047)	-
Total operating expenses		1,129,795	546,007

Income (loss) from operations		1,838,376	(451,613)

Interest expense		159,229	106,231
Interest income		(47,529)	(1,405)
Other expense (income), net		54,356	(62,109)
Loss from debt extinguishment	11	57,802	-
Gain from change in fair value of warrant liability	13	(65,493)	-

Income (loss) before provision for income tax		1,680,011	(494,330)
Provision (benefit) for income tax	14	1,340,364	(115,742)
Net income (loss)		339,647	(378,588)
Net income (loss) attributable to non-controlling interest		-	-
Net income (loss) attributable to GC China Turbine Corp. shareholders		$339,647	$(378,588)

Earnings (loss) per share- basic	15	$0.01	$(0.01)
Earnings (loss) per share- diluted	15	$0.01	$(0.01)

Weighted average common share outstanding- basic	15	36,899,821	32,383,808

Weighted average common share outstanding- diluted	15	38,115,890	32,383,808

The accompanying notes are an integral part of these consolidated financial statements.

GC China Turbine Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Amounts expressed in US dollars, except share data)

					Accumulated
					Other
	Common Shares		Additional	Accumulated	Comprehensive	Non-controlling		Comprehensive
	Shares	Amount	paid-in capital	deficit	income (loss)	interest	Total	income (loss)

Balance at January 1, 2008	32,383,808	$32,384	$1,221,566	$(333,436)	$98,469	$-	$1,018,983

Shareholders contribution	-	-	1,459,279	-	-	-	1,459,279

Net loss	-	-	-	(378,588)	-	-	(378,588)	$(378,588)

Foreign currency translation adjustments	-	-	-	-	60,920	-	60,920	60,920

Balance at December 31, 2008	32,383,808	32,384	2,680,845	(712,024)	159,389	-	2,160,594	$(317,668)

Contribution from shareholders	-	-	1,463,101	-		2,155	1,465,256

Issuance of common shares upon conversion of convertible promissory notes, net of issuance costs (Note 11)	12,500,000	12,500	9,893,615	-	-	-	9,906,115

Issuance of common shares in connection with reverse recapitalization	7,686,207	7,686	(5,171)	-	-	-	2,515

Issuance of common shares , net of issuance costs	6,400,000	6,400	5,018,603	-	-	-	5,025,003

Issuance of warrants (Note 13)	-	-	917,130		-	-	917,130

Extinguishment of debt from a shareholder (Note 11)	-	-	(83,478)		-	-	(83,478)

Net income	-	-	-	339,647	-	-	339,647	$339,647

Foreign currency translation adjustments	-	-	-	-	(632)	-	(632)	(632)

Balance at December 31, 2009	58,970,015	$58,970	$19,884,645	$(372,377)	$158,757	$2,155	$19,732,150	$339,015

The accompanying notes are an integral part of these consolidated financial statements.

GC China Turbine Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts expressed in US dollars, except share data)

	Year ended December 31,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$339,647	$(378,588)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	98,382	68,136
Deferred income taxes	(75,621)	(115,742)
Interest expense accrued for promissory note	48,720	-
Amortization of intangible assets	197,297	197,717
Amortization of premium for convertible promissory note	(22,250)	-
Loss from debt extinguishment	57,802	-
Gain from change in fair value of warrant liability	(65,493)	-
Changes in operating assets and liabilities
Increase in accounts receivable	(8,925,117)	(3,090,202)
Increase in inventories	(1,701,662)	(3,138,119)
Decrease/ (increase) in advance to suppliers	(2,735,602)	2,724,470
Increase in other current assets	(647,776)	(80,117)
Increase in long-term accounts receivable	(402,624)	(129,455)
Increase in accounts payable	4,360,807	409,381
Increase/ (decrease) in deferred revenue	(2,881,020)	342,509
Increase in income tax payable	1,415,984	-
Increase in other current liabilities	1,755,564	820,711
Net cash used in operating activities	(9,182,962)	(2,369,299)

INVESTING ACTIVITIES:
Purchase of property and equipment	(280,560)	(118,869)
Loan to related parties	(1,696,774)	-
Purchase of intangible assets	-	(70,774)
Collection of advance payment to a third party	506,104
Increase in restricted cash	(2,878,941)	-
Net cash used in investing activities	(4,350,171)	(189,643)

FINANCING ACTIVITIES:
Proceeds from short-term bank borrowings	-	2,194,298
Repayments of short-term bank borrowings	(2,195,808)	-
Proceeds from short-term borrowings from related party	4,588,764	2,389,193
Repayments of short-term borrowings to related party	(4,727,779)	(4,177,327)
Net proceeds from issuance of common shares	7,275,014	-
Net proceeds from issuance of convertible promissory notes	9,906,115	-
Proceeds from issuance of promissory notes	1,015,000	-
Proceeds from cash contribution from shareholders	1,463,101	1,459,279
Net cash provided by financing activities	17,324,407	1,865,443

Effect of exchange rate changes on cash and cash equivalents	1,511	22,995
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,792,785	(670,504)
Cash and cash equivalents at the beginning of the year	10,661	681,165
Cash and cash equivalents at the end of the year	$3,803,446	$10,661

GC China Turbine Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts expressed in US dollars, except share data)

	Year ended December 31,
	2009	2008

Supplemental cash flow information:
Cash paid for interest expense	$110,509	$106,231

Non-cash investing and financing activities:
Purchase of intangible asset by accounts payable	$-	$219,472
Purchase of property and equipment by accounts payable	$235,492	$-
Issuance of common shares upon conversion of convertible promissory notes	$9,906,115	$-
Extinguishment of debt	$1,063,720	$-
Issuance of a new debt	$1,205,000	$-
Issuance of common shares in connection with reverse recapitalization	$2,515	$-
Issuance of warrants	$917,130	$-

The accompanying notes are an integral part of these consolidated financial statements.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

GC China Turbine Corp. (the "Company") was incorporated in the State of Nevada, United States of America, on August 25, 2006.  On July 24, 2009 and further amended and restated on July 31, 2009, the Company entered into a binding letter of intent (the "LOI") with Luckcharm Holdings Limited, a Hong Kong company ("LHL"), GC Nordic New Energy Co., Ltd. ("GC-Nordic"), Ceyuan Venture II, L.P. ("Ceyuan LP"), Ceyuan Ventures Advisors Fund II, LLC ("Ceyuan LLC") and NewMargin Growth Fund L.P. ("New Margin").  Ceyuan LP, Ceyuan LLC and New Margin are the private equity investors.  Under the terms of LOI, the Company will acquire all of the issued and outstanding shares of LHL in exchange for Golden Wind Holdings Limited ("GW"), a company incorporated in the British Virgin Islands as an exempted company with limited liability under the Companies Law of the British Virgin Islands and the parent company of LHL at that time, acquiring fifty four percent (54%) of the Company's issue and outstanding shares of common share (the "Exchange Transaction").  On October 30, 2009, the Exchange Transaction was consummated.  As a result of the Exchange Transaction, LHL became the Company's wholly-owned subsidiary.  For accounting purpose, LHL is the acquiring entity. In the consolidated financial statements subsequent to the transaction, the assets and liabilities of the Company were recognized at fair value (which approximated carrying value) on the transaction date, except for those resulted from transactions entered into on behalf of or primarily for the benefit of LHL or the Company after the Exchange Transaction and the assets and liabilities of LHL were recorded at carrying amounts immediately prior to the transaction. The amount recognized as issued equity interests was determined by adding the issued equity interest of LHL outstanding immediately before the transaction to the fair value of the Company. However, the equity structure was restated to reflect the number of common shares of the Company issued to effect the transaction using the exchange ratio prescribed by the Exchange Agreement. The historical financial statements prior to the effective date of the Exchange Transaction are those of LHL.  All share and per share data have been presented to give retroactive effect of the Company’s legal capital throughout the periods presented in these financial statements.

Luckcharm Holding Limited was incorporated in Hong Kong on June 15, 2009 as a shell company.  On June 28, 2009, LHL was acquired by Golden Wind Holding Limited for cash consideration of HK$1.00 (US$0.13). On August 1, 2009, LHL entered into an agreement to acquire 100% of the equity of Wuhan Guoce Nordic New Energy Co., Ltd. ("GC-Nordic") for total cash consideration of $3.3 million (RMB 22.5 million) from the original nine individual shareholders (the "Founders").  At the time of this transaction, the Founders obtained 100% voting interests in GW in the same proportion as their ownership interest in GC-Nordic, through a call option and voting trust agreements with Xu Hong Bing (the "Seller"), the sole shareholder of GW for a nominal consideration.  The acquisition of GW has been accounted for as a reverse acquisition with no change in control.  On August 5, 2009, GC-Nordic received approval on this acquisition from the Bureau of Commerce of the Wuhan City, Hubei Province, People's Republic of China ("PRC"). The restructuring process has been accounted for as a recapitalization as LHL and GC-Nordic were under common control with no adjustment to the historical basis of the assets and liabilities of GC-Nordic.

GC-Nordic was established as a domestic limited liability company on August 21, 2006 upon the issuing of a license by the Administration for Industry and Commerce of the Wuhan City, Hubei Province, PRC with an operating period of ten years to August 20, 2016.

On December 30, 2009, GC-Nordic incorporated a 85% owned subsidiary, Guoce Nordic AB, ("R&D Center") in accordance with the laws of Sweden, which carried out wind turbine technology research, develop market, produce and sell wind turbines, build and invest in wind farms.  Tomas Lyrner, the Chief Technology Officer of the Company, holds the remaining 15% interest.

GC China Turbine Corp., Luckcharm Holding Limited, GC-Nordic and R&D Center are collectively referred to as the "Group", which is engaged in the design, manufacture, commissioning and distribution of wind turbine generators and provides related technical support services in the PRC.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Upon the consummation of the Exchange Transaction on October 30, 2009,
1)	The Company issued 32,383,808 common shares to GW in exchange for 100% of the issued and outstanding capital stock of Luckcharm (Note 12).
2)	US$10 million convertible promissory notes issued to New Margin, Ceyuan LP and Ceyuan LLC in July 2009 were converted into 12,500,000 shares of the Company's common share (Note 12).
3)	The Company assigned two previously issued promissory notes to Clarus Capital Ltd. in the amount of US$1 million ("Clarus Note I") (Note 11).
4)	The Group entered into an agreement with Clarus Capital Ltd. for a forward issuance of US$1 million promissory note ("Clarus Note II") (Note 11).
5)
The Group completed a private placement offering by issuing 6,400,000 shares of its common share to third party investors for a total consideration of US$8 million (Note 12). In conjunction with the private placement, the Group also granted 640,000 shares of warrants ("Warrant I") to these investors on a pro-rata basis and 560,000 shares of warrants ("Warrant II") to the private placement agents (Note 13).

6)
GW, the parent company of the Group, entered into a make good escrow agreement with the private placement investors, whereby GW pledged 640,000 common shares of the Group for the benefit of these investors when certain events occur (Note 12).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

(b)	Basis of consolidation

The consolidated financial statements include the financial statements of the Group and its majority-owned subsidiaries.  All transactions and balances among the Group and its subsidiaries have been eliminated upon consolidation.

(c)	Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities that reported in the accompanying consolidated financial statements and related disclosures, and the reported amounts of revenues and expenses during the reporting period.  These estimates are based on management’s best knowledge of current events and actions that the Group may take in the future. Actual results could materially differ from these estimates.

Significant accounting estimates and assumptions reflected in the financial statements include but are not limited to allowance for doubtful accounts, useful lives of property and equipment and finite lived intangible assets, valuation of inventories, impairment for long-lived assets, accruals for warranty costs, recoverability of prepayments,  assumptions related to the valuation of financial instruments  and valuation of deferred tax assets.

(d)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Restricted cash

Restricted cash are bank demand deposits used as security against bank drafts. These are used by the Group as short term instruments to reduce financing cost.

(f)	Accounts receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Bad debts are written off as incurred. Long-term accounts receivable with fixed or determinable payments were recorded in the accompanying consolidated balance sheet at their net present value on the date of recognition based on a discount rate that approximated the discount rate generally available for discounting similar instruments with commercial bank in PRC.

(g)	Inventories

Inventories are stated at the lower of cost or market.  Cost is calculated on the first-in-first-out basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition.  The Group provides estimated inventory write-down to the estimated market value for excessive, slow moving and obsolete inventories as well as inventories whose carrying value is in excess of net realizable value. The estimated market value is measured as the estimated selling price of each class of the inventories in the ordinary course of business less estimated costs of completion and disposal. As of December 31, 2009 and 2008, there were no such charges to inventory.

(h)	Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation and impairment loss, if any.

Property and equipment are depreciated over their estimated useful lives on a straight-line basis.  Residual rates are determined based on the economic value of the property and equipments at the end of the estimated useful period, with a range from 3% to 5%.  Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in statement of income.  Repairs and maintenance costs are expensed as incurred.  The estimated useful lives are as follows:

Useful lives
Electronic equipment and computers	5 years
Furniture, office equipment and vehicles	5 years
Machinery and tools	5-20 years
Leasehold improvements	Shorter of the lease term or the estimated useful lives

(i)	Intangible assets, net

Intangible assets are stated at cost less accumulated amortization and impairment losses, if any.

Intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis.  The estimated useful life is as follows:
Useful life

Purchased technology	3-10 years

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Impairment of long-lived assets

The Group evaluates its long-lived assets and finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When these events occur, the Group compares the carrying amount of the asset group to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Group would recognize an impairment loss equal to the excess of the carrying amount over the fair value of the assets. There was no impairment charge recognized for the years ended December 31, 2009 and 2008 respectively.

(k)	Income taxes

The Group accounts for income taxes in accordance with ASC 740 (pre-codification reference as SFAS No. 109, “Accounting for Income Taxes,”) which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax return.  Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates in effect. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statements of operations in the period of change.  A valuation allowance is provided on deferred tax assets to the extent that it is more likely than not that such deferred tax assets will not be realized.  The total income tax provision includes current tax expenses under applicable tax regulations and the change in the balance of deferred tax assets and liabilities.

(l)	Foreign currency translation

The functional currency and reporting currency of the Company is United States Dollar ("US Dollar").  Monetary assets and liabilities denominated in currencies other than the US Dollar are translated into US Dollar at the rates of exchange ruling at the balance sheet date.  Transactions in currencies other than the US Dollar during the year are converted into the US Dollar at the applicable rates of exchange prevailing on the day transactions occurred.  Transaction gains and losses are recognized in the statements of income.

The financial records of the Group's PRC subsidiary are maintained in Renminbi ("RMB") which is its functional currency.  Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive income in the statement of equity and comprehensive income (loss).

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange of People's Republic of China ("PRC"), under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China foreign exchange trading system market. The Group's aggregate amount of cash and cash equivalents dominated in RMB amounted to US$2,628,538 and US$10,661 as of December 31, 2009 and 2008, respectively.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)	Revenue recognition

The Group recognizes revenues in accordance with ASC 605-10 (pre-codification reference as Staff Accountant Board ("SAB") No.104, "Revenue Recognition"), when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. For an arrangement with multiple deliverables, the Group recognizes product revenues in accordance with ASC 605-25 (pre-codification reference as Emerging Issues Task Force ("EITF") No.00-21, "Revenue Arrangements with Multiple Deliverables").

The Group is not contractually obligated to accept returns.  The sales of goods and services involve inconsequential or perfunctory performance obligations.  These obligations can include non-essential installation or training, provision of product manuals and materials, and limited, pre-scheduled technical maintenance support. When the only remaining undelivered performance obligation under an arrangement is inconsequential or perfunctory, the Group recognizes revenue on the delivery of turbines, the predominant deliverable in the total contract and provides for the cost of the unperformed obligations. Cash advances received from customers before the revenue is earned are classified as deferred revenue.

(n)	Cost of Sales

Cost of sales includes production cost, which includes material, direct labor and manufacturing expenses (i.e. depreciation and amortization expenses), and indirect costs, as well as shipping and handling costs for products sold, royalty payments, and warranty costs.

(o)	Warranty cost

Limited warranties are provided to the wind turbine generators for two years following delivery for defects in equipment hardware.  Various suppliers provide warranties to the Group on components purchased.  Warranty costs are accrued as revenues are recognized and are offset by any recoveries received from suppliers.  Actual warranty costs are accumulated and charged against the accrued warranty liability.  Product warranties are accrued at 2% of wind turbine sales based on an assessment of industry norms which also represents the Group's best estimate to date.  The Group accrued US$236,629 and US$57,525 warranty costs during the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, US$20,244 warranty accrual was used. If the Group begins to experience warranty claims differing from the current accrual rate, the warranty accrual rate would be prospectively revised.

Warranty cost

As of January 1, 2008	$-
Addition	57,525
Utilization	-
As of December 31, 2008	57,525
Addition	236,629
Utilization	20,244
As of December 31, 2009	$273,910

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Government subsidies

Government subsidies are recognized when received and when all the conditions for their receipt have been met.  Government grants whose primary condition is that the Group should purchase, construct or otherwise acquire non-current assets are recognized as non-current liabilities in the balance sheet and transferred to profit or loss on a systematic and rational basis over the useful lives of the related assets.  Government grants for revenue and/or expenses should be recognized in income when the related revenue and/or expense are recorded.

In 2009, the Group received unrestricted government subsidies from local government agency allowing the Group full discretion in the fund utilization of US$79,047, which was recorded in other operating income in the consolidated statements of income.  In 2008, the Group received a government grant, which is related to the Group's activities in research and development projects, from a local government agency in the amount of US$42,435.  The Group records the government grant against the research and development expenses when incurred.

(q)	Fair value of financial instruments

The Group estimates fair value of financial assets and liabilities as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants. The fair value measurement guidance establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority, Level 1, to measurements based on unadjusted quoted prices in active markets for identical assets or liabilities and lowest priority, Level 3, to measurements based on unobservable inputs and classifies assets and liabilities with limited observable inputs or observable inputs for similar assets or liabilities as Level 2 measurement. The Group determines the fair value of an asset or liability using valuation techniques that maximize the use of observable inputs.

(r)	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing earnings attributable to holders of common shares by the weighted average number of common shares outstanding during the year.  Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.  Common share equivalents are excluded from the computation in loss periods as their effects would be anti-dilutive.

(s)	Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners and is comprised of net income (loss) and foreign currency translation adjustments.

(t)	Research and development

Research and development costs are expensed as incurred.  Generally all research and development is performed internally for the benefit of the Group.  The Group does not perform such activities for others.  Research and development costs include salaries, amortization of intangible asset used for research and development purposes, utilities, and miscellaneous items directly related to research and development activities. Research and development expenses for the years ended December 31, 2009 and 2008 amounted to $90,437 and $94,300, respectively.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u)	Concentration of credit risk

Financial instruments that potentially expose the Group to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and long-term accounts receivable and advance to suppliers.  The Group places its cash and cash equivalents with financial institutions with high-credit ratings and quality.

The Group conducts credit evaluation of customers and generally does not require collateral or other securities from its customers.  The Group establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers. With respect to advances to suppliers, who are primarily the suppliers of wind turbine components, the Group performs ongoing credit evaluations of its suppliers' financial conditions.  The Group generally does not require collateral or other security against advance to suppliers; however, it maintains reserves for potential credit losses and such losses have historically been within management's expectations.

(v)	Business risks

The Group's near term, and possibly long term, prospects are significantly dependent upon several customers. Revenues and outstanding accounts receivable for the years ended December 31, 2009 and 2008 were from only two customers and one customer, respectively. As a result, currently the Group is substantially dependent upon the continued participation of these customers in order to maintain and continue to grow its total revenues. Significantly reducing the Group's dependence on these customers is likely to take a long time and there can be no guarantee that the Group will succeed in reducing that dependence.

The following table summarizes revenues and accounts receivable for customers that accounted for 10% or more of accounts receivable or revenues:

	Accounts receivable
	December 31,
	2009	2008

Customer A	44%	100%
Customer B	56%	-

	Revenues
	Year ended December 31,
	2009	2008

Customer A	37%	100%
Customer B	63%	-

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(w)	Recently issued accounting pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU amends ASC 820 (formerly Statement No. 157, Fair Value Measurements) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than as a net basis as currently required.  ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  ASU 2010-06 is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010.  Early application is permitted and in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes.  The Group is currently evaluating the impact of adoption on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, “Compensation — Stock Compensation (Topic 718) — Escrowed Share Arrangements and the Presumption of Compensation (previously EITF Topic D-110, “Escrowed Share Arrangements and the Presumption of Compensation”). This ASU provides the SEC Staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. The SEC Staff believes that an escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation, consistent with the principle articulated in ASC 805, “Business Combinations”. The Group is currently evaluating the impact of adoption on its consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities which amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), issued by the FASB in June 2009.  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach primarily focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb the losses of the entity or (2) the right to receive the benefits from the entity.  ASU 2009-17 also requires additional disclosure about a reporting entity's involvement in variable interest entities, as well as any significant changes in risk exposure due to that involvement.  ASU 2009-17 is effective for annual and interim periods beginning after November 15, 2009.  Early application is not permitted.  The Group adopted ASU 2009-17 from January 1, 2010.  The Group considers that the adoption of ASU 2009-17 has no significant impact on its consolidated financial statements.

In October 2009, the FASB published FASB ASU 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements.   The provisions of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Group is currently evaluating the impact of adoption on its consolidated financial statements.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

3.	FAIR VALUE MEASUREMENT

As of December 31, 2009, information about inputs into the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

Fair Value Measurements at December 31, 2009
Using
Quoted Prices
	Total Fair	in Active	Significant
	Value and	Markets for	Other	Significant
	Carrying	Identical	Observable	Unobservable
	Value on the	Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant Liability	$1,267,388	$-	$-	$1,267,388
Total liabilities	$1,267,388	-	$-	$1,267,388

The Level 3 liability was recorded in 2009 and its fair value on day 1 was US$1,332,881. A summary of changes in Level 3 liability for the year ended December 31, 2009 is as follows:

Beginning balance	$-
Issuance	1,332,881
Total (gains)losses (unrealized)
Included in earnings	(65,493)
Including in other comprehensive income	-
Ending balance	$1,267,388
The amount of total (gains) or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(65,493)

The fair value of the warrant is estimated using binomial model (Note 13). It is classified as level 3 in the fair value hierarchy as the fair value estimation involves significant assumptions that are not observable in the market.

The estimated fair value of the Company’s financial instruments, including accounts receivables, advances to suppliers, accounts payable, amount due from related parties and short-term borrowings, approximates their carrying value at December 31, 2009, and 2008 due to their short-term nature. The fair value of long-term accounts receivable was approximately US$532,387 and US$129,455, respectively, as of December 31, 2009 and 2008, and was estimated by discounted cash flow method using prevailing market interest rate on the valuation date as discount rate. The fair value of convertible debt is approximately US$1,255,000 as of December 31, 2009 and is estimated based on the fair value of common shares the debt is convertible into on the valuation date.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

4.	INVENTORIES

The Group's inventories as of December 31, 2009 and 2008 are summarized as follows:

	December 31, 2009	December 31, 2008

Raw materials	$431,618	$2,885,327
Work in progress	130,030	505,740
Finish goods	4,525,678	-
	$5,087,326	$3,391,067

5.	AMOUNT DUE FROM RELATED PARTIES

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.  Related parties may be individuals or corporate entities.

The following entities are considered to be related parties to the Group because they are affiliates of the Group under the common control of the Group's major shareholder.  The related parties only act as service providers and borrowers to the Group and there is no other relationship wherein the Group has the ability to exercise significant influence over the operating and financial policies of these parties.  The Group is not obligated to provide any type of financial support to these related parties.

Related Party	Nature of the party	Relationship with the Group

Wuhan Guoce Science & Technology Corp. ("GC-Tech")	Electric power equipment manufacturer	Controlled by Hou Tiexin (Controlling shareholder of the Group)

Wuhan Guoce Electricity Investment Co., LTD. ("Guoce Electricity Investment")	Investment and management company	Controlled by Hou Tiexin (Controlling shareholder of the Group)

Join Right Management Limited ("Join Right")	Investment and management company	Controlled by Hou Tiexin (Controlling shareholder of the Group)

Wuhan Sanlian Water & Electricity Control Equipment Co., Ltd. ("Wuhan Sanlian")	Electric control equipment manufacturer	Controlled by Xu Jiarong (Director of the Group)

New Margin Growth Fund L.P. ("New Margin")	Investment and management Company	Principle shareholder of the Group (Note 11)

	Amount Due From Related Parties
	December 31, 2009	December 31, 2008

GC-Tech	$1,837,636	$92,511
Guoce Electricity Investment	266,687	-
Wuhan Sanlian	210,889	-
Join Right	10,000	-
Amount due from related parties	$2,325,212	$92,511

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

5.	AMOUNT DUE FROM RELATED PARTIES (CONTINUED)

The Group had US$1,837,636 and US$92,511 due from GC-Tech as of December 31, 2009 and 2008, respectively. The amount of US$1,837,636 represents the prepayment of US$407,549 to GC-Tech who imports raw materials from overseas on behalf of the Group and a related party loan of US$1,430,087, the Group extended to GC-Tech.  Interest rate of the related party loan is 5.4%, which benchmarks to the one year borrowing rate for bank loans from People's Bank of China.

The Group had US$266,687 and nil due from Guoce Electricity Investment as of December 31, 2009 and 2008, respectively. The amount represents short term related party loan with zero interest rate, and this amount was settled subsequently in March 2010.

The Group had US$210,889 and nil due from Wuhan Sanlian as of December 31, 2009 and 2008, respectively. The amount represents the prepayment to Wuhan Sanlian for purchase of production material.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2009	December 31, 2008

Other receivable	$-	$505,867
Staff advance	72,561	24,175
Deferred assets	59,050	14,358
Others	24,169	1,829
	$155,780	$546,229

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:
	December 31, 2009	December 31, 2008

Electronic equipment and computers	$94,636	$81,816
Furniture, office equipment and vehicles	124,399	105,524
Machinery and tools	1,297,502	1,250,707
Leasehold improvements	55,228	49,348
	1,571,765	1,487,395
Less: Accumulated depreciation	168,926	70,544
Property and equipment, net	$1,402,839	$1,416,851

The Group recorded depreciation expense of US$98,382 and US$68,136 for the years ended December 31, 2009 and 2008, respectively.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

8.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:
	December 31, 2009	December 31, 2008
Gross carrying amount -
Purchased technology	$1,150,812	$1,149,738
Less: Accumulated amortization -
Purchased technology	406,637	209,340
Intangible, net	$744,175	$940,398

The Group recorded amortization charges of US$197,297 and US$197,717 for the years ended December 31, 2009 and 2008, respectively.

The annual estimated amortization expense for the next five years is as follows:
2010	$197,010
2011	99,422
2012	99,422
2013	99,422
2014	99,422
Thereafter	149,477
$744,175

9.	SHORT-TERM BORROWINGS AND BORROWINGS FROM A RELATED PARTY

	December 31, 2009	December 31, 2008

Short-term bank borrowings	$-	$2,194,715
Borrowings from a related party	$-	$139,015
Total	$-	$2,333,730

As of December 31, 2008, the Group had a short-term unsecured loan, which is guaranteed by a third party, from the PRC bank in the amount of US$2,194,715.  The maturity date of the short term loan outstanding from the PRC bank at December 31, 2008 was July 2009.  The interest rate of outstanding short-term loan at December 31, 2008 was 8.74%, which is subject to adjustment in accordance with the basic interest rate released by People's Bank of China.  The Group repaid the PRC bank loan in July 2009.

The Group had short-term loans from GC-Tech in the amount of US$139,015 as of December 31, 2008.  The loan was provided to the Group for daily operational purposes and working capital needs by GC-Tech.  The related party loan was interest free.  The Group repaid the short-term borrowings from a related party in the full amount of US$139,105 in 2009.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

10.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2009	December 31, 2008

Payroll and bonus payable	$67,887	$52,063
Accrued customs duty	-	91,460
Other tax payables	1,594,890	513,570
Warranty accrual	273,910	57,525
Royalty accrual	559,543	110,964
Others	274,258	187,556
	$2,770,488	$1,013,138

11.	PROMISSORY NOTE AND CONVERTIBLE PROMISSORY NOTES

On July 31, 2009, the Company executed convertible promissory notes in favour of New Margin, Ceyuan LP and Ceyuan LLC in the amount of US$5 million, US$4.8 million and US$0.2 million, respectively (collectively, the "Promissory Notes").  The Promissory Notes earn simple interest at an annual percentage rate equal to 6% or the lowest rate permissible by law (i.e., 0%).  The Promissory Notes do not have a contractual maturity date.  They will either be converted into common shares of the Company at US$0.80 per share when the Exchange Transaction is consummated, or be converted into a 29.87% equity interests in GC-Nordic if the Exchange Transaction fails. The Promissory Notes were accounted for as equity instruments because legally they were equity instruments and the holders would not be entitled to creditor's rights in any situation including bankruptcy and liquidation. Immediately after the issuance, the proceeds received were transferred to LHL in the form of short-term borrowings, which were eliminated upon consummation of the Exchange Transaction. The Promissory Notes were converted into 12,500,000 common shares of the Company pursuant to the contractual conversion provision on October 30, 2009 (Note 12).

In contemplation of the Exchange Transaction between the Company and LHL, on June 8, 2009, the Company issued a promissory note of US$600,000 to New Margin ("New Margin Note") and a promissory note of US$415,000 to Coach Capital LLC (“Coach Note”), respectively. Both notes were due on demand and carried an interest of one percent per month. The New Margin Note had no conversion feature. The Coach Note was convertible into the common share of the Company by the holder at a price equal to the lesser of US$1.00 per share or the issue price of the latest share offering prior to the exercise of the conversion option. The proceeds received were transferred to LHL via a promissory note, which was eliminated upon consummation of the Exchange Transaction. On October 30, 2009, the New Margin Note and the Coach Note were assigned to Clarus Capital Ltd., a United States based company who served as the financial advisor for the Group and the agent for the US$8 million private placement (Note 12) and superseded by a promissory note to Clarus Capital Ltd. (the “Holder”) in the principal amount of US$1,000,000. All accrued but unpaid interest on the previous two notes were waived. Clarus Note I shall be due and payable by the Company on or before October 31, 2011 ("Maturity Date") and bears no interest. It is convertible, in whole but not in part, into shares of the Company at a price of US$2.00 (“Conversion Price”) per share at anytime on or before the Maturity Date. On the six-month anniversary of the date that the Company provides a confirmation to Holder of the delivery of twenty wind turbine systems by the Company’s direct wholly-owned subsidiary, GC-Nordic to its customers, Clarus Note I shall be automatically converted into common shares of the Company at the Conversion Price. The Company accounted for the assignment and modification of the Coach Note as a debt extinguishment, and recorded a loss on debt extinguishment of US$57,802 in the consolidated statements of operations. The Company accounted for the assignment and modification of the New Margin Note as a capital transaction given New Margin's equity shareholder capacity on the Extinguishment Date. The amount that otherwise would have been recognized as loss on debt extinguishment, or US$83,478, was recorded against additional paid-in capital. The Clarus Note I was deemed as a new debt instrument and recorded at fair value of US$1,205,000 on October 30, 2009. The fair value in excess of principal amounted US$205,000 is accounted for as premium to be amortized by effective interest rate method through the Maturity Date.  US$22,250 was amortized into interest income for the year ended December 31, 2009. The conversion option was not an embedded derivative requiring bifurcation under US GAAP, and the Company did not record a beneficial conversion feature on Clarus Note I as the effective conversion price was not less than the estimated fair value of the Company's common share the note is convertible into on the note issuance date.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

11.	PROMISSORY NOTE AND CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On October 30, 2009, the Company also entered into an agreement with Clarus Capital Ltd. for a forward issuance of US$1 million promissory note to Clarus Capital Ltd. upon the date that GC-Nordic has delivered 20 wind turbine systems to its customers. The Clarus Note II bears no interest and will have a maturity of two years from the date of issuance. The note will be convertible by the Holder into the Company's common share at anytime on or before maturity at a price of US$2.00 per share, and is automatically convertible six months after issuance.  The Company will account for this note once the note is issued. As of December 31, 2009, Claurs Note II has not yet been issued.

12.	COMMON SHARES

On October 30, 2009, the Company issued 32,383,808 shares of its common share to Golden Wind Holdings Ltd. in exchange for 100% of the issued and outstanding capital stock of LHL.  As stated in Note 1, the equity structure prior to October 30, 2009 was restated to reflect the number of common shares of GCTC issued to effect the transaction using the exchange ratio prescribed by the Exchange Agreement. The historical financial statements prior to the effective date of the Exchange Transaction are those of LHL.  All share and per share data have been presented to give retroactive effect of GCTC’s legal capital throughout the periods presented in these financial statements.  The Company had 7,686,207 shares outstanding immediately before the Exchange Transaction, which were deemed as shares issued by LHL, the accounting acquirer, to the Company, the accounting acquiree.

On October 30, 2009, upon the closing of the Exchange Transaction, the US$10 million convertible promissory notes issued to New Margin, Ceyuan LP, and Ceyuan LLC, were converted into 12,500,000 common shares at a conversion price per share equal to US$0.80, net off issuance costs of US$93,885 (Note 11).

Concurrent with the Exchange Transaction, on October 30, 2009, the Company also completed a private placement offering under which 6,400,000 common shares were issued to third party investors at US$1.25 per share for a total consideration of US$8 million. The Company received net cash proceeds of US$7,275,014. The issuance costs included 1) US$724,986 in cash for legal, accounting, and other direct issuance costs and 2) 560,000 shares of warrants (Warrant II) issued to a private placement agent for no consideration, which had fair value as US$917,130 upon issuance (Note 13).  To investor subscribed for common shares, the Company also granted a total of 640,000 shares of warrants (Warrant I) to purchase common shares on a pro rata basis, which was recognized a warrant liability (Note 13).  The net cash proceeds were further assigned to the fair value of the warrant liability for US$1,332,881 on the issuance date.

In connection with the private placement offering, the Company, GW and the investors entered into a make good escrow agreement, whereby GW pledged 640,000 common shares of the Company into escrow for the benefit of investors in the event the Company fails to satisfy certain After-Tax Net Income (ATNI) threshold. Specifically, if the ATNI for the fiscal year ending December 31, 2010 reported in the  Company's  Annual Report on Form 10-K as filed with the Securities Exchange Commission is less than US$12,500,000, shares in escrow will be transferred to each investor on a pro rata basis for no additional consideration, at a number equal to pre-set formula agreed between GW and investors (the "2010 Make Good Shares"), provided, that the number of 2010 Make Good Shares shall in no event exceed 640,000 shares. If the ATNI threshold is satisfied, no transfer of the 640,000 shares shall be made to the investors and all 640,000 shares deposited with the escrow agent shall immediately be returned to GW.  The make good escrow agreement represents a transaction among shareholders and has no impact on the Group's consolidated financial statements because the Company is not legally liable for the escrow shares in any circumstances.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

13.	WARRANTS

In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, the Company granted Warrant I to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares.  The warrants had an exercise price of US$1.00 per share and were exercisable any time within three years from the date of issuance. However if the fiscal year 2010 ATNI is less than a guaranteed US$12,500,000, the Company will reduce the exercise price of each warrant to equal to Adjusted Exercise Price in accordance to a pre-set formula, provided that if the Adjusted Exercise Price is negative, the Adjusted Exercise Price will be deemed to equal to US$0.001 per share. The Company recorded the fair value of the warrants of US$1,332,881 as warrant liability in the consolidated balance sheets as the warrants do not qualify for equity classification under US GAAP. The warrant liability was remeasured at fair value of US$1,267,388 at December 31, 2009. The fair value change of US$65,493 was recorded as gain on change in fair value of warrant liability in the consolidated statements of operations.

In connection with the same private placement, the Company granted 560,000 shares of Warrant II to the agents as compensation for received consulting services.  The warrants had an exercise price of US$1.00 per share and were exercisable any time within three years from the date of issuance.  The fair value of the warrants of US$917,130 was accounted for as equity instruments on the grant date, and was netted against proceeds from private placement offering as part of equity issuance costs.

The fair value of the warrants was computed using binomial option pricing model and the following assumptions:

	Warrant I		Warrants II
	October 31, 2009	December 31, 2009	October 31, 2009
Contractual life	3 years	2.8 years	3 years
Volatility	66.28%	65.94%	66.28%
Expected dividend	-	-	-
Average risk-free rate	1.42%	1.59%	1.42%

None of the above warrants had been exercised as of December 31, 2009.

14.	INCOME TAXES

(a)	Tax law of each tax jurisdictions

United States

Under the federal and state income tax law of United States, the Company is subjected to tax on its income or capital gains.  As at December 31, 2009, the Company does not have any assessable profits and accordingly, no provision for federal and state income taxes have been provided thereon.

Hong Kong

LHL did not have assessable profits that were earned in or derived from Hong Kong during the year ended December 31, 2009 and 2008.  Accordingly, no Hong Kong profits tax has been provided for.

China

GC-Nordic is subject to Enterprise Income Tax, or EIT, on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant PRC income tax laws.

PRC CIT was generally assessed at the rate of 33% of taxable income prior to January 1, 2008.  On March 16, 2007, the National People's Congress of the PRC approved and promulgated the new Enterprise Income Tax Law ("new EIT Law"), which took effect beginning January 1, 2008.  Under the new EIT law, foreign investment enterprise and domestic companies are subject to a uniform tax rate of 25%.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

14.	INCOME TAXES (CONTINUED)

(b)	Reconciliation from income tax at statutory rate to effective tax rate

The following table sets out the reconciliation from the statutory CIT rate to the Group’s effective tax rate:

	Year ended December 31,
	2009	2008

Statutory EIT rate	25%	25%
Effect of different tax rate of group entities in other jurisdictions	(2)%	-
Tax effect of donation that are not deductible in determining taxable profit	49.4%	-
Tax effect of other expense that are not deductible in determining taxable profit	(0.4)%	(2)%
Change in valuation allowance	8%	-
Effective EIT rate	80%	23%

The actual effective tax rates for the year ended December 31, 2009 and 2008 are 80% and 23%, respectively.  The increase of the effective tax rate is mainly attributable to the income tax liability of US$825,000 arising from the US$3,300,000 cash consideration paid by LHL to the Founders during the recapitalization (Note 1) which was deemed as donation subject to PRC income tax.

(c)	Deferred tax

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Group's net deferred tax assets are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets
Net operating losses carried forward	$139,867	$90,715
Accrued expenses	257,627	72,525
Pre-operating expenses	55,736	74,245
Less: valuation allowance	(139,867)	-
	$313,363	$237,485
Analysis as:
Current	$276,206	$163,240
Non-current	37,157	74,245
	$313,363	$237,485

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

14.	INCOME TAXES (CONTINUED)

As of December 31, 2009, deductible net operating loss carry-forwards including the Company and LHL were US$410,827 and US$1,128, which were subject to the federal tax rate of 34% and the profit tax rate of 16.5% in Hong Kong, respectively. Then Company and LHL do not have enough profit in the foreseeable future to realize the tax benefit. The Group believes that it is more likely than not that the benefit from the net operating loss carry forward will not be realized. The Group has fully provided a valuation allowance on the deferred tax assets relating to these operating losses carry forward. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a deduction of income tax expense.

(c)	Significant components of income tax expense

Income tax for the PRC subsidiary is calculated on a separate entity basis.  The Group's PRC subsidiary files stand-alone tax returns.  The provisions for the Group's income taxes for the years ended December 31, 2009 and 2008, respectively, are summarized as follows:
	December 31, 2009	December 31, 2008

Current tax	$1,415,985	$-

Deferred tax benefit	(75,621)	(115,742)

	$1,340,364	$(115,742)
(d)	Uncertainty in income tax

Effective January 1, 2007, the Group adopted FASB ASC 740, (pre-codification reference as "FIN 48"), which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return.  This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

There is no impact on the financial statement upon the adoption of ASC 740 as of January 1, 2007. At December 31, 2009 and 2008, the amounts of gross unrecognized tax benefits were zero. The Group does not anticipate any significant change for unrecognized tax benefits within the next 12 months.  The Group will classify interest and penalties related to income tax matters, if any, in income tax expense.

According to PRC Tax Administration and Collection Law, the statute of limitations for tax underpayments is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB 0.1 million is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is 10 years. There is no statute of limitations in the case of tax evasion. The Group's PRC subsidiary is therefore subject to examination by the PRC tax authorities from 2006 through 2009.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

15.	EARNINGS (LOSS) PER SHARE

The weighted average number of outstanding common share as shown in the financial statements presented herewith was computed based on the Company's number of outstanding common share, and took into account of the recapitalization transactions and the reverse acquisition transaction as described in Note 1. Detail computations are set out as follow,

	Date of issue or purchase	No. of LHL common share	No. of the Company's shares (restated for recapitalization of LHL)	No. of days outstanding Year ended December 31,		Weighted average number of outstanding common shares Year ended December 31,
				2009	2008	2009	2008
Number of days in reporting period				365	365
LHL existing shares as of January 1, 2008	Prior to 1/1/2008	1	32,383,808	365	365	32,383,808	32,383,808
Shares issued in exchange for 100% equity of LHL at time of reverse acquisition	10/30/2009		32,383,808
Existing shares in issue at time of reverse acquisition	10/30/2009		7,686,207	62	-	1,305,602	-
GCHT issued common shares to investors	10/30/2009		18,900,000	62	-	3,210,411	-
			58,970,015			36,899,821	32,383,808

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years indicated,

	Year ended December 31,
	2009	2008

Net income (loss) attribute to common shareholders-basic	$339,647	$(378,588)
Less: interest income recorded on convertible promissory notes	(22,250)	-
Gain from change in fair value of the warrant liability	(65,493)	-
Net income (loss) attribute to common shareholders-diluted	$251,904	$(378,588)

Weighted average common shares outstanding-basic	36,899,821	32,383,808
Warrants	1,132,507	-
Convertible promissory notes	83,562	-
Weighted average common shares outstanding-diluted	38,115,890	32,383,808

Earnings (loss) per share-basic	$0.01	$(0.01)
Earnings (loss) per share-diluted	$0.01	$(0.01)

There were no anti-dilutive instruments excluded from the computation of diluted earnings per share for the year ended December 31, 2009. There were no common share equivalent instruments for the year ended December 31, 2008.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

15.	EARNINGS (LOSS) PER SHARE (CONTINUED)

Subsequent to the issuance of the Group’s 2008 consolidated financial statements, the Group determined that there was an error relating to the number of shares outstanding as of December 31, 2008, as well as the weighted average shares used in the EPS calculation for the year 2008. However, both the basic and diluted EPS remained unchanged when the weighted average shares were corrected.  The comparative number for shares outstanding and weighted average shares used in the EPS calculation in this report were modified to reflect the correction of the error.  Management believes that the correction is immaterial.

16.	COMMITMENTS AND CONTINGENCIES

(a)                Purchase commitments

As of December 31, 2009, the Group had outstanding commitments in the amount of US$28,353,431 for raw material purchases.

(b)                Capital commitments

As of December 31, 2009, the Group's capital commitments amounted to US$993,079 in relation to asset improvement and plant expansion within the next twelve months.

(c)                Royalty payment commitments

In 2006, the Group entered into a technology license related to its development of wind turbine generator products.  Under this agreement, the Group is obligated to pay a royalty for each wind turbine generator sold that utilized the technology covered by this agreement. The Group accrued royalty payments of US$559,543 and US$110,964 for the years ended December 31, 2009 and 2008, respectively.

(d)	Legal proceedings

On December 4, 2009, Nordic Windpower USA, Inc. ("Nordic Windpower") filed a lawsuit against the Group in the U.S. District Court for the Northern District of California, alleging trademark infringement, trademark dilution, unfair competition and trade dress infringement. The Group has substantially complied with all of Nordic Windpower's requests related it its claims, including changing their name to "GC China Turbine Corp." on September 14, 2009.

The Group filed an answer on January 22, 2010. The parties have been actively discussing settlement and have made substantial progress in reaching an agreement. The parities agreed to continue the Initial Case Management Conference until April 22, 2010.

The Group cannot predict the outcome of its unresolved legal proceeding; however, management believes that the ultimate resolution of the matter will not have a material impact on the Group's consolidated financial condition or results of operations.  As of December 31, 2009, no amounts have been accrued in connection with contingencies related to these lawsuits, as the amounts are not estimable.

The Group is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Group's consolidated financial condition or results of operations.

(e)	Guarantees

As of December 31, 2009, the Group had two outstanding guarantees issued to Guangdong Development Bank and Hankou Bank related to two bank loans in the amount of US$3,221,933 (RMB22,000,000) and US$5,125,802 (RMB 35,000,000) to a related party with maturity date in October and January 2010, respectively. The related party repaid the US$5,125,802 bank loan in January 2010.  The Group did not record any contingent loss regarding to the guarantees as the management believed the probability to make payment is remote.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

17.	SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Group follows the provision of ASC 280-10 (pre-codification reference as SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"), which establishes standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker. The Group's chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Group. The Group is a single segment entity whose business is production and distribution of wind turbine generators in the PRC. All of its revenues are derived in the PRC. The Group's long-lived assets and operations are substantially located in the PRC.

18.	PRC EMPLOYEE BENEFITS

Full-time employees of the Group are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits.  The Group is required to accrue for these benefits based on certain percentages of salaries in accordance with the relevant regulations and make contributions to the state-sponsored pension, medical and welfare plans.  The Chinese government is responsible for the medical benefits and ultimate pension and welfare liabilities to these employees. The total contribution for such employee benefits were $50,067 and $20,310 for the years ended December 31, 2009 and 2008, respectively.

19.	PROFIT APPROPRIATION AND STATUTORY RESERVES IN CHINA

GC-Nordic is a wholly foreign owned enterprise incorporated in the PRC, and is required to make appropriations from after-tax profits to non-distributable reserve funds.  The subsidiary, after recouping their losses, must make appropriations to general reserve fund and staff bonus and welfare fund, in accordance with the Law of the PRC on Enterprises Operated Exclusively with Foreign Capital. The general reserve fund requires annual appropriations of 10% of after-tax profit (determined by generally accepted accounting principles in the PRC (“PRC GAAP”)) until such fund has reached 50% of the subsidiaries’ registered capital; the percentage of appropriation for staff bonus and welfare fund is determined at the discretion of its Board.  The statutory reserves can only be used for specific purposes, such as offsetting accumulated losses, enterprise expansion or staff welfare.  These reserves are not distributable to the shareholders except in the event of liquidation. Appropriations to these funds are accounted for as transfers from retained earnings to the statutory reserves.

As of December 31, 2009, the Group did not make any appropriations to the statutory reserve funds as GC-Nordic was in a net loss position under PRC GAAP.

Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. In addition, there are restrictions on the distribution of share capital from the Group’s PRC subsidiary. As a result of these PRC laws and regulations, the Group’s PRC subsidiary is restricted in its ability to transfer a portion of its net assets to the Group in the form of dividends, loans or advances. Such restricted portions amounted to US$17,776,327 as of December 31, 2009.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

20.	SUBSEQUENT EVENTS

In January 2010, the Group entered into agreement to acquire 70% ownership of Baicheng Guoce Wind Power Development Co., Ltd ("Baicheng Guoce") for a consideration of US$205,032 (RMB1,400,000) in cash from a related party Wuhan Guoce Electricity Investment Co., Ltd.  Baicheng Guoce was established in September 2009 and located in Baicheng Private Development Zone, Jiling Province PRC.  The registered capital and paid in capital of Baicheng Guoce was US$1,464,515 and US$292,903, respectively. Baicheng Guoce is mainly engaged in production and erection of wind turbines and providing technical support during installation, operation, maintenance and after-sales service for wind turbines.  The Group is required to inject additional capital funds in the amount of US$820,129 by December 31, 2011.

In January 2010, the Group incorporated a company named Baicheng Kairui Wind Power Co., Ltd ("Baicheng Kairui") located in Baicheng SiJianFang, Jiling Province PRC. Baicheng Kairui was established in January 2010, with registered capital of US$1,464,515. The first capital injection from the Group in January 2010 was US$732,257(RMB5,000,000) in cash. Baicheng Kairui is mainly engaged in production and erection of wind turbines and providing technical support during installation, operation, maintenance and after-sales service for wind turbines. The Group is required to inject additional capital funds in the amount of US$732,257 by December 31, 2011.

GC China Turbine Corp.
ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I
BALANCE SHEET
(Amounts expressed in US dollars, except share data)

December 31, 2009

ASSETS
Current assets:
Prepaid expenses and other current assets	$2,515
Total current assets	2,515

Investment in subsidiaries	21,393,012
Total assets	$21,395,527

LIABILITIES
Current liabilities:
Other current liabilities	$74,000
Total current liabilities	74,000

Non-current liabilities:
Due to related parties	391,000
Warrant liability	1,267,388
Convertible Promissory Notes	1,182,750
Total liabilities	2,915,138

EQUITY
Common share (US$0.001 par value; 100,000,000 shares authorized, 58,970,015 shares issued and outstanding as of December 31, 2009)	58,970
Additional paid-in capital	16,385,299
Accumulated profit	1,877,363
Accumulated other comprehensive income	158,757
Total shareholders’ equity	18,480,389

Total liabilities and shareholders’ equity	$21,395,527

GC China Turbine Corp.
ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I
STATEMENT OF OPERATIONS
(Amounts expressed in US dollars, except share data)

Year Ended December 31
2009

Operating expenses:
General and administrative expenses	$339,241

Loss from operations	339,241

Interest expense	48,720
Interest income	(22,250)
Loss from debt extinguishment	57,802
Gain from change in fair value of warrant liability	(65,493)

Income in investment in subsidiaries	2,235,383
Net profit (loss) attributable to shareholders	$1,877,363

GC China Turbine Corp.
ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I
STATEMENT OF OPERATIONS
(Amounts expressed in US dollars, except share data)

Year ended December 31, 2009

OPERATING ACTIVITIES:
Net profit	$1,877,363
Adjustments to reconcile net income to net cash used in operating activities:
Income from investment in subsidiaries	(2,235,383)
Amortization of premium of convertible debt	(22,250)
Gain from change in fair value of warrant liability	(65,493)
Loss from debt extinguishment	57,802
Changes in operating assets and liabilities:
Increase in amount due to related parties	74,000
Increase in other current liabilities	249,113
Net cash used in operating activities	(64,848)

INVESTING ACTIVITIES:
Investment in subsidiaries	(18,131,281)
Cash used in investing activities	(18,131,281)

FINANCING ACTIVITIES:
Net proceeds from issuance of common share	7,275,014
Net proceeds from issuance of Convertible Promissory Notes	9,906,115
Proceeds from issuance of promissory notes	1,015,000
Net cash provided by financing activities	18,196,129

NET CHANGE IN CASH AND CASHH EQUIVALENTS	-
Cash and cash equivalents at the beginning of the year	-
Cash and cash equivalents at the end of the year	$-

Note to Schedule I:

The parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the Company accounts for its subsidiaries using the equity method. Please refer to the notes to the consolidated financial statements presented above for additional information and disclosures with respect to these financial statements.  As the parent company is acquired through a reverse recapitalization (Note 1) in 2009, the condensed financial information of the parent company presented herein represents the accounts of Luckcharm Holdings Limited for the period from June 28, 2009 to October 30, 2009, and the accounts of the Company for the period from October 31, 2009 to December 31, 2009.  LHL was deemed as the parent company of the Group prior to the consummation of the Exchange Transaction, which was established in June 2009, therefore no comparative financial statements were presented to 2009.

Schedule I has been provided pursuant to the requirements of Rule 12-04(a) and 5-04(c) of Regulation S-X, which require condensed financial information as to the financial position, changes in financial position and results of operations of a parent company as of the same dates and for the same periods for which audited consolidated financial statements have been presented when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GC CHINA TURBINE CORP.
a Nevada corporation

Dated: April 15, 2010	/s/ Qi Na
By: Qi Na
Its: Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 15, 2010	/s/ Qi Na
Qi Na,
Chief Executive Officer and Director

Dated: April 15, 2010	/s/ Zhao Ying
Zhao Ying, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 15, 2010	/s/ Hou Tie Xin
Hou Tie Xin,
Chairman of the Board

Dated: April 15, 2010	/s/ Xu Jia Rong
Xu Jia Rong,
Director

65