Form 10-Q
period 2010-03-31
GC China Turbine Corp.
filed 2010-05-24
CIK 1380528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐   Accelerated filer  ☐    Non-accelerated filer  ☐   Smaller reporting company  ☒
            (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at May 21, 2010 was 58,970,015.

INDEX

i

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

The accompanying balance sheets of GC China Turbine Corp. at March 31, 2010 (with comparative figures as at December 31, 2009) and the statements of operations for each of the three months ended March 31, 2010 and 2009, the statements of changes in equity and comprehensive income (loss) for each of the three months ended March 31, 2010 and 2009, and the statements of cash flows for each of the three months ended March 31, 2010 and 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars, except share data)

	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$4,295,897	$3,803,446
Restricted cash	386,263	2,880,281
Short-term investment	3,222,824	-
Accounts receivable	21,040,173	12,128,711
Inventories	1,199,950	5,087,326
Advance to suppliers	2,888,521	3,734,728
Amount due from related party	2,039,888	2,325,212
Prepaid expenses and other current assets	303,673	155,780
Deferred tax assets	276,283	276,206
Total current assets	35,653,472	30,391,690

Property and equipment, net	1,402,287	1,402,839
Intangible assets, net	695,094	744,175
Long-term accounts receivable	755,693	532,387
Deferred tax assets	37,167	37,157
Other assets	188,819	165,490
Total assets	$38,732,532	$33,273,738

LIABILITIES & EQUITY
Current liabilities:
Accounts payable	5,433,381	4,574,708
Accrued expenses and other current liabilities	4,764,168	2,770,488
Deferred revenue	1,856,933	1,856,413
Income tax payable	2,065,968	1,416,643
Total current liabilities	14,120,450	10,618,252

Convertible promissory note	1,155,250	1,182,750
Warrant liability	998,902	1,267,388
Other long-term liabilities	787,203	473,198
Total liabilities	17,061,805	13,541,588

Commitments and contingencies

EQUITY
Common share (US$0.001 par value; 100,000,000 shares authorized, 58,970,015 and 58,970,015 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively)	58,970	58,970
Additional paid-in capital	19,884,645	19,884,645
Retained earnings (accumulated deficit)	1,496,474	(372,377)
Accumulated other comprehensive income	163,438	158,757
Total GC China Turbine Corp. Equity	21,603,527	19,729,995
Noncontrolling interest	67,200	2,155
Total equity	21,670,727	19,732,150

Total liabilities and equity	$38,732,532	$33,273,738

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US dollars, except share data)

	Three months ended March 31,
	2010	2009

Revenues	$11,997,927	$-
Cost of sales	9,080,354	-
Gross profit	2,917,573	-

Operating expenses:
Selling and marketing expenses	52,891	10,812
Research and development expenses	152,964	24,383
General and administrative expenses	512,731	83,388

Income (loss) from operations	2,198,987	(118,583)

Interest expense	8,462	46,874
Interest income	37,814	21
Other expense, net	1,286	-
Gain from change in fair value of warrant liability	268,486	-

Income (loss) before provision for income tax	2,495,539	(165,436)
Provision (benefit) for income tax	648,840	(131,990)
Net income (loss)	1,846,699	(33,446)
Net loss attributable to noncontrolling interest	(22,152)	-
Net income (loss) attributable to GC China Turbine Corp. shareholders	$1,868,851	$(33,446)

Earnings (loss) per share- basic	$0.03	$(0.00)
Earnings (loss) per share- diluted	$0.03	$(0.00)

Weighted average common share outstanding- basic	58,970,015	32,383,808

Weighted average common share outstanding- diluted	60,169,633	32,383,808

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Amounts expressed in US dollars, except share data)

					Accumulated
					Other
	Common Shares		Additional	Accumulated	Comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	paid-in capital	deficit	income (loss)	interest	Total	income (loss)

Balance at January 1, 2009	32,383,808	$32,384	$2,680,845	$(712,024)	$159,389	$-	$2,160,594

Net loss	-	-	-	(33,446)	-	-	(33,446)	$(33,446)

Foreign currency translation adjustments	-	-	-	-	(408)	-	(408)	(408)

Balance at March 31, 2009	32,383,808	32,384	2,680,845	(745,470)	158,981	-	2,126,740	(33,854)

					Accumulated
				Retained Earnings	Other
	Common Shares		Additional	(accumulated	Comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	paid-in capital	deficit)	income (loss)	interest	Total	income (loss)

Balance at January 1, 2010	58,970,015	58,970	19,884,645	(372,377)	158,757	2,155	19,732,150

Contribution from shareholders	-	-	-	-	-	2,135	2,135

Business acquisition	-	-	-	-	-	85,052	85,052

Net income	-	-	-	1,868,851	-	(22,152)	1,846,699	$1,868,851

Foreign currency translation adjustments	-	-	-	-	4,681	10	4,691	4,681

Balance at March 31, 2010	58,970,015	$58,970	$19,884,645	$1,496,474	$163,438	$67,200	$21,670,727	$1,873,532

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

	Three months ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$1,846,699	$(33,446)
Adjustments to reconcile net income (loss) to net cash provided by/ (used in) operating activities:
Depreciation of property and equipment	27,986	24,085
Amortization of intangible assets	49,081	49,618
Amortization of premium for convertible promissory note	(27,500)	-
Gain from change in fair value of warrant liability	(268,486)	-
Changes in operating assets and liabilities
Increase in accounts receivable	(9,130,921)	(14,357)
Decrease/ (increase) in inventories	3,888,381	(130,494)
Decrease/ (increase) in advance to suppliers	847,131	(40,315)
Increase in other current assets	(60,274)	711
Increase in accounts payable	1,153,644	1,203
Increase in income tax payable (receivable)	648,836	(136,628)
Increase in other current liabilities	1,992,272	13,145
Net cash provided by (used in) operating activities	966,849	(266,478)

INVESTING ACTIVITIES:
Purchase of property and equipment	(32,820)	(3,455)
Repayment from related parties	467,034	-
Loan to related parties	(35,217)	-
Business acquisition, net of cash acquired	(146,492)	-
Decrease in restricted cash	2,494,489	-
Purchase of short-term investment	(3,222,384)	-
Net cash used in investing activities	(475,390)	(3,455)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings from related party	-	294,592
Repayments of short-term borrowings to related party	-	(33,057)
Net cash provided by financing activities	-	261,535

Effect of exchange rate changes on cash and cash equivalents	992	(1)

NET CHANGE IN CASH AND CASH EQUIVALENTS	492,451	(8,399)
Cash and cash equivalents at the beginning of the period	3,803,446	10,661
Cash and cash equivalents at the end of the period	$4,295,897	$2,262

Supplemental cash flow information:
Cash paid for interest expenses	$-	$36,736

Non-cash investing and financing activities:
Purchase of property and equipment by accounts payable	$27,435	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

GC China Turbine Corp. (the "Company") was incorporated in the State of Nevada, United States of America, on August 25, 2006.  On July 24, 2009 and further amended and restated on July 31, 2009, the Company entered into a binding letter of intent (the "LOI") with Luckcharm Holdings Limited, a Hong Kong company ("LHL"), GC Nordic New Energy Co., Ltd. ("GC-Nordic"), Ceyuan Venture II, L.P. ("Ceyuan LP"), Ceyuan Ventures Advisors Fund II, LLC ("Ceyuan LLC") and NewMargin Growth Fund L.P. ("New Margin").  Ceyuan LP, Ceyuan LLC and New Margin are the private equity investors.  Under the terms of LOI, the Company will acquire all of the issued and outstanding shares of LHL in exchange for Golden Wind Holdings Limited ("GW"), a company incorporated in the British Virgin Islands as an exempted company with limited liability under the Companies Law of the British Virgin Islands and the parent company of LHL at that time, acquiring fifty four percent (54%) of the Company's issued and outstanding shares of common share (the "Exchange Transaction").  On October 30, 2009, the Exchange Transaction was consummated.  As a result of the Exchange Transaction, LHL became the Company's wholly-owned subsidiary.  For accounting purpose, LHL is the acquiring entity. In the consolidated financial statements subsequent to the transaction, the assets and liabilities of the Company were recognized at fair value (which approximated carrying value) on the transaction date, except for those resulted from transactions entered into on behalf of or primarily for the benefit of LHL or the Company after the Exchange Transaction and the assets and liabilities of LHL were recorded at carrying amounts immediately prior to the transaction. The amount recognized as issued equity interests was determined by adding the issued equity interest of LHL outstanding immediately before the transaction to the fair value of the Company. However, the equity structure was restated to reflect the number of common shares of the Company issued to effect the transaction using the exchange ratio prescribed by the Exchange Agreement. The historical financial statements prior to the effective date of the Exchange Transaction are those of LHL.  All share and per share data have been presented to give retroactive effect of the Company’s legal capital throughout the periods presented in these financial statements.

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

Upon the consummation of the Exchange Transaction on October 30, 2009,
1)	The Company issued 32,383,808 common shares to GW in exchange for 100% of the issued and outstanding capital stock of Luckcharm.
2)	US$10 million convertible promissory notes issued to New Margin, Ceyuan LP and Ceyuan LLC in July 2009 were converted into 12,500,000 shares of the Company's common share.
3)	The Company assigned two previously issued promissory notes to Clarus Capital Ltd. in the amount of US$1 million ("Clarus Note I").
4)	The Group entered into an agreement with Clarus Capital Ltd. for a forward issuance of US$1 million promissory note ("Clarus Note II").
5)
The Group completed a private placement offering by issuing 6,400,000 shares of its common share to third party investors for a total consideration of US$8 million. In conjunction with the private placement, the Group also granted 640,000 shares of warrants to these investors on a pro-rata basis and 560,000 shares of warrants to the private placement agents.

6)
GW, the parent company of the Group, entered into a make good escrow agreement with the private placement investors, whereby GW pledged 640,000 common shares of the Group for the benefit of these investors when certain events occur.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On December 30, 2009, GC-Nordic incorporated a 85% owned subsidiary, Guoce Nordic AB, ("R&D Center") in accordance with the laws of Sweden, which would be engaged in wind turbine technology research and market development.  Tomas Lyrner, the Chief Technology Officer of the Company, holds the remaining 15% interest.

The Group acquired 70% ownership of Baicheng Guoce Wind Power Development Co., Ltd ("Baicheng Guoce") for a consideration of US$205,032 in cash from Wuhan Guoce Electricity Investment Co., Ltd, a related party, on January 14, 2010 (Note 8). Baicheng Guoce was established in September 2009 and located in Baicheng Private Development Zone, Jiling Province PRC. The acquisition has been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's unaudited condensed consolidated financial statements subsequent to the acquisition date. Since there was no business activity nor contract signed from the establishment date through acquisition date, the amount of US$205,032 cash consideration was equal to the fair value of the net assets acquired, therefore no goodwill was recorded. Baicheng Guoce is mainly engaged in production and erection of wind turbines and providing technical support during installation, operation, maintenance and after-sales service for wind turbines, and construction and management of wind farms.

On January 12, 2010, the Group incorporated a company named Baicheng Kairui Wind Power Co., Ltd ("Baicheng Kairui") located in Baicheng SiJianFang, Jiling Province PRC and which is mainly engaged in production and erection of wind turbines and providing technical support during installation, operation, maintenance and after-sales service for wind turbines, and construction and management of wind farms.

GC China Turbine Corp., Luckcharm Holding Limited, GC-Nordic and R&D Center, Baicheng Guoce and Baicheng Kairui are collectively referred to as the "Group", which is primary engaged in the design, manufacture, commission and distribution of wind turbine generator and provides related technical support service in the PRC.

2.	BASIS OF PRESENTATION

The Group is responsible for the unaudited condensed consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include all normal and recurring adjustments that management of the Group considers necessary for a fair presentation of its financial position and operating results. The Group prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. As permitted under those rules, the Group condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. These statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2009.

The unaudited condensed consolidated financial statements include the financial statements of GC China Turbine Corp. and its subsidiaries. All inter-group accounts and transactions have been eliminated in consolidation.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim unaudited condensed consolidated financial statements may not be the same as those for the full year.

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On April 16, 2010, the FASB issued ASU 2010-13, which amends ASC 718 to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades must not be considered to contain a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies for classification in equity. This ASU is effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment to the opening balance of retained earnings for all awards outstanding as of the beginning of the annual period in which the ASU is adopted. Earlier application is permitted.  The Group is currently evaluating the impact of adoption on its consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

4.	CHANGE IN ACCOUNTING POLICY OF REVENUE RECOGNITION DUE TO THE ADOPTION OF ASU 2009-13

In October 2009, the FASB published FASB ASU 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in ASC Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence if available ("VSOE"); (b) third-party evidence ("TPE") if vendor-specific objective is not available; or (c) estimated selling price ("ESP") if neither vendor-specific objective evidence nor third-party evidence is available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

On January 1, 2010, the Group prospectively adopted ASU 2009-13. Based on the selling price hierarchy established by ASU 2009-13, when the Company is unable to establish selling price using VSOE or TPE, the Company will establish an ESP. ESP is the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company establishes its best estimate of ESP considering internal factors relevant to is pricing practices such as costs and margin objectives, standalone sales prices of similar products, and percentage of the fee charged for a primary product or service relative to a related product or service. Additional consideration is also given to market conditions such as competitor pricing strategies and market trend. Under this standard, the Group allocates revenue in arrangements with multiple deliverables using estimated selling prices because they do not have vendor-specific objective evidence or third-party evidence of the selling prices of the deliverables. Sales of the wind turbines are considered arrangements with two deliverables, consisting of the delivery of the wind turbines and the two-year period maintenance service. Under the prior accounting standard, the Group accounted for sales upon the delivery of the wind turbines. According to ASU 2009-13, revenue of the two-year period maintenance service will be deferred at the time of service rendered and recognized on a straight-line basis over the two years.

For the three months ended March 31, 2010, the adoption of ASU 2009-13 decreased revenue, income before provision of income tax and net income by US$371,070, US$110,181 and US$81,534, respectively, with no impact on basic and diluted EPS, as compared to application of the previous guidance. The Group doesn't elect to adopt ASU 2009-13 retrospectively for prior periods, revenue recognition for those arrangements signed prior to the fiscal year of 2010 will not be affected by ASU 2009-13. For the three months ended March 31, 2009, there is no impact on the revenue recognized under Subtopic 605-25 (pre-codification reference as EITF 00-21 -Revenue Arrangement with Multiple Deliverables).

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

5.	FAIR VALUE MEASUREMENT

As of March 31, 2010, information about inputs into the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

Fair Value Measurements at March 31, 2010
Using
Quoted Prices
	Total Fair	in Active	Significant
	Value and	Markets for	Other	Significant
	Carrying	Identical	Observable	Unobservable
	Value on the	Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)

Liabilities:

Warrant Liability	$998,902	$-	$-	$998,902

Fair value of the Level 3 liability was US$998,902 and US$1,267,388 as of March 31, 2010 and December 31, 2009, respectively. A summary of changes in Level 3 liability for the period ended March 31, 2010 is as follows:

Beginning balance	$1,267,388
Issuance	-
Total (gains)losses (unrealized)	(268,486)
Included in earnings	(268,486)
Including in other comprehensive income	-

Ending balance	$998,902

The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(268,486)

The fair value of the warrant is estimated using binomial model (Note 11). It is classified as level 3 in the fair value hierarchy as the fair value estimation involves significant assumptions that are not observable in the market.

The estimated fair value of the Company’s financial instruments, including short-term investment (Note 6), accounts receivables, advances to suppliers, accounts payable, amount due from related parties and short-term borrowings, approximates their carrying value at March 31, 2010 and December 31, 2009 due to their short-term nature. The fair value of long-term accounts receivable approximates carrying value, because long-term receivables were recorded at net present value upon recognition and amortized using an effective interest rate, which approximated the prevailing market interest rate as of the reporting dates. The fair value of convertible debt is approximately US$1,020,000 as of March 31, 2010 and is estimated based on the fair value of common shares the debt is convertible into on the valuation date.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

6.	SHORT-TERM INVESTMENT

As of March 31, 2010, the Group had short-term investment of a six-month term deposit in the amount of US$3,222,824 (RMB22,000,000). The maturity date of the term deposit is September 11, 2010, with interest rate of 1.98%, which is the basic interest rate released by People's Bank of China.

7.	INVENTORIES

The Group's inventories at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009

Raw materials	$1,085,120	$431,618
Work in progress	114,830	130,030
Finish goods	-	4,525,678
	$1,199,950	$5,087,326

8.	AMOUNT DUE FROM RELATED PARTIES AND RELATED PARTY TRANSACTION

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

Related Party	Nature of the party	Relationship with the Group

Wuhan Guoce Science & Technology Corp. ("GC-Tech")	Electric power equipment manufacturer	Controlled by Hou Tiexin (Controlling shareholder of the Group)

Wuhan Guoce Electricity Investment Co., LTD. ("Guoce Electricity Investment")	Investment and management company	Controlled by Hou Tiexin (Controlling shareholder of the Group)

Join Right Management Limited ("Join Right")	Investment and management company	Controlled by Hou Tiexin (Controlling shareholder of the Group)

Wuhan Sanlian Water & Electricity Control Equipment Co., Ltd. ("Wuhan Sanlian")	Electric control equipment manufacturer	Controlled by Xu Jiarong (Director of the Group)

New Margin Growth Fund L.P. ("New Margin")	Investment and management Company	Principal shareholder of the Group

	Amount Due From Related Parties
	March 31, 2010	December 31, 2009

GC-Tech	$1,783,781	$1,837,636
Guoce Electricity Investment	35,158	266,687
Wuhan Sanlian	210,949	210,889
Join Right	10,000	10,000
Amount due from related parties	$2,039,888	$2,325,212

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

8.	AMOUNT DUE FROM RELATED PARTIES AND RELATED PARTY TRANSACTION (CONTINUED)

The Group had US$1,783,781 and US$1,837,636 due from GC-Tech as of March 31, 2010 and December 31, 2009 respectively. The amount of US$1,783,781 represents the prepayment of US$407,663 to GC-Tech who imports raw materials from overseas on behalf of the Group and a related party loan of US$1,376,118. Interest rate of the related party loan is 5.4%, which benchmarks to the one year borrowing rate for bank loans from People's Bank of China.

The Group had US$35,158 and US$266,687 due from Guoce Electricity Investment as of March 31, 2010 and December 31, 2009 respectively. The amount represents short-term loan to related party with zero interest rate.

The Group had US$210,949 and US$210,889 due from Wuhan Sanlian as of March 31, 2010 and December 31, 2009 respectively. The amount represents the prepayment to Wuhan Sanlian for purchase of production material.

The Group purchased 70% share ownership of Baicheng Guoce from Guoce Electricity Investment on January 14, 2010 for the consideration of US$205,032. The amount of US$205,032 cash consideration was equal to the fair value of the net assets acquired, therefore, no goodwill was recorded.

9.	PROMISSORY NOTE AND CONVERTIBLE PROMISSORY NOTES

On July 31, 2009, the Company executed convertible promissory notes in favour of New Margin, Ceyuan LP and Ceyuan LLC in the amount of US$5 million, US$4.8 million and US$0.2 million, respectively (collectively, the "Promissory Notes").  The Promissory Notes earn simple interest at an annual percentage rate equal to 6% or the lowest rate permissible by law (i.e., 0%).  The Promissory Notes do not have a contractual maturity date.  They will either be converted into common shares of the Company at US$0.80 per share when the Exchange Transaction is consummated, or be converted into a 29.87% equity interests in GC-Nordic if the Exchange Transaction fails. The Promissory Notes were accounted for as equity instruments because legally they were equity instruments and the holders would not be entitled to creditor's rights in any situation including bankruptcy and liquidation. Immediately after the issuance, the proceeds received were transferred to LHL in the form of short-term borrowings, which were eliminated upon consummation of the Exchange Transaction. The Promissory Notes were converted into 12,500,000 common shares of the Company pursuant to the contractual conversion provision on October 30, 2009.

In contemplation of the Exchange Transaction between the Company and LHL, on June 8, 2009, the Company issued a promissory note of US$600,000 to New Margin ("New Margin Note") and a promissory note of US$415,000 to Coach Capital LLC (“Coach Note”), respectively. Both notes were due on demand and carried an interest of one percent per month. The New Margin Note had no conversion feature. The Coach Note was convertible into the common share of the Company by the holder at a price equal to the lesser of US$1.00 per share or the issue price of the latest share offering prior to the exercise of the conversion option. The proceeds received were transferred to LHL via a promissory note, which was eliminated upon consummation of the Exchange Transaction. On October 30, 2009, the New Margin Note and the Coach Note were assigned to Clarus Capital Ltd., a United States based company who served as the financial advisor for the Group and the agent for the US$8 million private placement and superseded by a promissory note to Clarus Capital Ltd. (the “Holder”) in the principal amount of US$1,000,000. All accrued but unpaid interest on the previous two notes were waived. Clarus Note I shall be due and payable by the Company on or before October 31, 2011 ("Maturity Date") and bears no interest. It is convertible, in whole but not in part, into shares of the Company at a price of US$2.00 (“Conversion Price”) per share at anytime on or before the Maturity Date. On the six-month anniversary of the date that the Company provides a confirmation to Holder of the delivery of twenty wind turbine systems by the Company’s direct wholly-owned subsidiary, GC-Nordic to its customers, Clarus Note I shall be automatically converted into common shares of the Company at the Conversion Price. The Company accounted for the assignment and modification of the Coach Note as a debt extinguishment. The Company accounted for the assignment and modification of the New Margin Note as a capital transaction given New Margin's equity shareholder capacity on the Extinguishment Date. The Clarus Note I was deemed as a new debt instrument and recorded at fair value of US$1,205,000 on October 30, 2009. The fair value in excess of principal amounted US$205,000 is accounted for as premium to be amortized by effective interest rate method through the Maturity Date. US$27,500 and zero was amortized into interest income for the three months ended March 31, 2010 and 2009. The conversion option was not an embedded derivative requiring bifurcation under US GAAP, and the Company did not record a beneficial conversion feature on Clarus Note I as the effective conversion price was not less than the estimated fair value of the Company's common share the note is convertible into on the note issuance date.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

9.	PROMISSORY NOTE AND CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On October 30, 2009, the Company also entered into an agreement with Clarus Capital Ltd. for a forward issuance of US$1 million promissory note to Clarus Capital Ltd. upon the date that GC-Nordic has delivered 20 wind turbine systems to its customers ("Clarus Note II"). The Clarus Note II bears no interest and will have a maturity of two years from the date of issuance. The note will be convertible by the Holder into the Company's common share at anytime on or before maturity at a price of US$2.00 per share, and is automatically convertible six months after issuance.  The Company will account for this note once the note is issued, which is expected to be executed on June 15, 2010.

10.	COMMON SHARES

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

On October 30, 2009, upon the closing of the Exchange Transaction, the US$10 million convertible promissory notes issued to New Margin, Ceyuan LP, and Ceyuan LLC, were converted into 12,500,000 common shares at a conversion price per share equal to US$0.80, net off issuance costs of US$93,885.

Concurrent with the Exchange Transaction, on October 30, 2009, the Company also completed a private placement offering under which 6,400,000 common shares were issued to third party investors at US$1.25 per share for a total consideration of US$8 million. The Company received net cash proceeds of US$7,275,014. The issuance costs included 1) US$724,986 in cash for legal, accounting, and other direct issuance costs and 2) 560,000 shares of warrants issued to a private placement agent for no consideration, which had fair value as US$917,130 upon issuance.  To investor subscribed for common shares, the Company also granted a total of 640,000 shares of warrants (Note 11) to purchase common shares on a pro rata basis, which was recognized a warrant liability.  The net cash proceeds were further assigned to the fair value of the warrant liability for US$1,332,881 on the issuance date.

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

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

11.	WARRANTS

In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, the Company granted warrant to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares.  The warrants had an exercise price of US$1.00 per share and were exercisable any time within three years from the date of issuance. However if the fiscal year 2010 ATNI is less than a guaranteed US$12,500,000, the Company will reduce the exercise price of each warrant to equal to Adjusted Exercise Price in accordance to a pre-set formula, provided that if the Adjusted Exercise Price is negative, the Adjusted Exercise Price will be deemed to equal to US$0.001 per share. The Company recorded the fair value of the warrants of US$1,332,881 on day 1 as warrant liability in the consolidated balance sheets as the warrants do not qualify for equity classification under US GAAP. The warrant liability was remeasured at fair value of US$998,902 and US$1,267,388 at March 31, 2010 and December 31, 2009, respectively. The fair value change of US$268,486 and zero was recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively.

The fair value of the warrants was computed using binomial option pricing model and the following assumptions:

		Warrant
	October 31, 2009	December 31, 2009	March 31, 2010
Contractual life	3 years	2.8 years	2.6 years
Volatility	66.28%	65.94%	66.28%
Expected dividend	-	-	-
Average risk-free rate	1.42%	1.59%	1.35%

None of the above warrants had been exercised as of March 31, 2010.

12.	INCOME TAXES

The effective tax rate is based on expected income, statutory tax rates and incentives available in the jurisdiction in which the Group operates. For interim financial reporting, the Group estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the FASB ASC 740, (pre-codification reference as FIN 18, Accounting for Income Taxes in Interim Period) and FASB ASC 270 (pre-codification reference as APB 18, Interim Financial Reporting).  As the year progresses, the Group refines the estimates of the year’s taxable income as new information becomes available. This continual estimation process often results in a change to the expected effective tax rate for the year. When this occurs, the Group adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate.

The actual effective tax rates for the three-months ended March 31, 2010 and the same period in 2009 are 26% and 80% respectively. The 80% effective tax rate for the period ended March 31, 2009 is mainly attributable to the income tax liability of US$825,000 arising from the US$3,300,000 cash consideration paid by LHL to the Founders during the recapitalization in year 2009, which was deemed as donation subject to PRC income tax.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

13.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated,

	Three months ended March 31,
	2010	2009

Net income (loss) attribute to GC China Turbine Corp. shareholders-basic	$1,868,851	$(33,446)
Less: Amortization of premium for convertible promissory note	(27,500)	-
Gain from change in fair value of the warrant liability	(268,486)	-
Net income (loss) attribute to GC China Turbine Corp. shareholders- diluted	$1,572,865	$(33,446)

Weighted average common shares outstanding-basic	58,970,015	32,383,808
Warrants	699,618	-
Convertible promissory notes	500,000	-
Weighted average common shares outstanding-diluted	60,169,633	32,383,808

Earnings (loss) per share-basic	$0.03	$(0.00)
Earnings (loss) per share-diluted	$0.03	$(0.00)

There were no anti-dilutive instruments excluded from the computation of diluted earnings per share for the three months ended March 31, 2010. There were no common share equivalent instruments for the three months ended March 31, 2009.

14.	CONTINGENCIES

(a)	Legal Proceedings

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

The Group has filed an answer on January 22, 2010 and the parties are in the process of reaching an agreement. The Group cannot predict the outcome of its unresolved legal proceeding, however, management believes that the ultimate resolution of the matter will not have a material impact on the Group's consolidated financial condition or results of operations.  As of March 31, 2010, no amounts have been accrued in connection with contingencies related to these lawsuits, as the amounts are not estimable.

The Group is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Group's consolidated financial condition or results of operations.

(b)	Guarantee

As of March 31, 2010, the Group had one outstanding guarantee issued to Guangdong Development Bank related to a bank loan in the amount of US$3,222,824 (RMB22,000,000) to a related party with maturity date in October 2010.  The Group did not record any contingent loss regarding to the guarantees as the management believed the probability to make payment is remote.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

15.	SUBSEQUENT EVENTS

The Group, a related party Wuhan Guoce Sanlian Hydropower Equipment Co., Ltd and Mita-Teknik (Ningbo) Co., Ltd established Wuhan Mita-Sanlian New Energy Technology Co., Ltd ("Wuhan Mita-Sanlian") on April 19, 2010.  The capital injection from the Group was US$102,546, or 47.62% of the paid in capital. Wuhan Mita-Sanlian is mainly engaged in sales, production and service of control system for wind turbine as well as related supporting equipments of hydraulic, cooling and lubrication systems.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our financial statements and the notes thereto, which form an integral part of the financial statements, which are attached hereto.

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

Overview

GC China Turbine Corp., formerly known as Nordic Turbines, Inc. (the “Company”, “we”, “our” or “us”), is a holding company whose primary business operations are conducted through a wholly-owned Hong Kong subsidiary, Luckcharm Holdings Limited (“Luckcharm”) and its wholly-owned Chinese subsidiary Wuhan Guoce Nordic New Energy Co., Ltd. (“GC Nordic”). GC Nordic is a leading manufacturer of 2-bladed wind turbines located in Wuhan City of Hubei Province, China.  We sought to license and develop a technology in the wind energy space that would have a high likelihood of meeting rigorous requirements for low-cost and high reliability. We identified a 2-blade wind turbine technology that was developed through a 10 year research project costing over US$ 75 million. Our license to manufacture and sell this wind turbine in China, if not renewed, will expire on June 30, 2016.  While the 2-blade technology is less commonly used in the China wind farm market compared to 3-blade technology, the development project that created our technology has been operating for 10 years with 97% availability (availability is calculated as follow: [annual total hours (24×365) - turbine downtime - maintenance time]/annual total hours ).  Further, the 2-blade technology has the benefits of lower manufacturing cost, lower installation cost and lower operational costs. Therefore, the product is uniquely positioned to fulfill our mission. Our launch product is a 1.0 megawatt (“MW”) utility scale turbine with designs for a 2.5MW and 3.0MW utility scale turbine in development.  We are developing a track record and brand-awareness through the execution of our initial sales contracts.

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

Our Acquisition of Luckcharm and Related Financing

On May 22, 2009, we entered into a Letter of Intent (“LOI”) with GC Nordic whereby we would purchase all of the issued and outstanding shares of GC Nordic from its shareholders, and the shareholders of GC Nordic would receive a 54% ownership interest in the Company.  Further on July 31, 2009, an Amended and Restated Binding Letter of Intent (“Revised LOI”) was entered among us, Luckcharm, GC Nordic, New Margin Growth Fund L.P. (“New Margin”), Ceyuan Ventures II, L.P. (“CV”) and Ceyuan Ventures Advisors Fund II, LLC (“CV Advisors”) whereby we would purchase all of the issued and outstanding shares of Luckcharm from the shareholders, and the shareholders of Luckcharm would receive a 54% ownership interest in the Company.  The Revised LOI further provided that (i) upon consummation of the reverse acquisition, we would directly or indirectly own all of the outstanding capital stock of GC Nordic; (ii) the closing date for the reverse acquisition would be thirty days from the date GC Nordic completed an audit of its financial statements as required under U.S. securities laws; and (iii) the obligation of GC Nordic to consummate the reverse acquisition was conditioned upon an additional financing of at least US$ 10,000,000 into the combined entities at closing.

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

On July 31, 2009, we, Luckcharm, GC Nordic, New Margin, CV and CV Advisors entered into an amended and restated financing agreement (the “Financing Agreement”).  The Financing Agreement provided that we agreed to lend Luckcharm (i) US$ 2,500,000 before July 24, 2009 and (ii) US$ 7,500,000 before July 31, 2009.  In order to guarantee Luckcharm’s lending obligations under the Financing Agreement, New Margin loaned US$ 5,000,000 to us and CV and CV Advisors loaned the aggregate of US$ 5,000,000 of the above amounts to us, and we in turn loaned US$ 10,000,000 to Luckcharm for purposes of working capital.  Upon the consummation of the reverse acquisition, the US$ 10,000,000 convertible loan made to us by New Margin, CV and CV Advisors converted into shares of our common stock at a conversion price equal to US$ 0.80 per share, and the US$ 10,000,000 we loaned to Luckcharm became an intercompany loan and was eliminated in the consolidation of our financial statements with those of Luckcharm.

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

Contemporaneous with the reverse acquisition, we also completed a private placement pursuant to which we issued 6,400,000 shares of our common stock, at a price of US$ 1.25 per share for an aggregate offering price of US$ 8,000,000 to certain investors (the “Investors”).  Additionally, we entered into (i) a Note Purchase Agreement with Clarus whereby Clarus agreed to loan US$ 1,000,000 to us upon the effective date of delivery of 20 wind turbine systems by us to our customers in the form of a convertible promissory note bearing no interest, having a maturity date of 2 years from the date of issuance and convertible into shares of our common stock at US$ 2.00 per share, and (ii) an amendment to a convertible promissory note held by Clarus in the amount of US$ 1,000,000 revising the conversion feature of such note. We have agreed with Clarus that the period to fund the loan under the Note Purchase Agreement is extended to June 15, 2010. On the six month anniversary upon the effective date of delivery of 20 wind turbine systems by us to our customers, both loans held by Clarus in the aggregate amount of US$ 2,000,000 will automatically convert into shares of our common stock at US$ 2.00 per share.  In connection with the private placement, we also issued warrants to investors and placement agents to purchase an aggregate of 1,200,000 shares of our common stock with each warrant having an exercise price of US$ 1.00 per share and being exercisable at any time within 3 years from the date of issuance.

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

Background and History of Luckcharm

Luckcharm was originally incorporated in Hong Kong on June 15, 2009.  GC Nordic was owned by nine individual shareholders and organized in the PRC on August 21, 2006 as a limited liability company upon the issuing of a license by the Administration for Industry and Commerce of the Wuhan City, Hubei Province, PRC with an operating period of 30 years to August 9, 2039.  On August 1, 2009, Luckcharm entered into an agreement to acquire 100% of the equity of GC Nordic.  On August 5, 2009, all of the outstanding equity interests of GC Nordic were acquired by Luckcharm, and GC Nordic became a wholly-owned subsidiary of Luckcharm.  GC Nordic holds the government licenses and approvals necessary to operate the wind turbines business in China.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  On January 1, 2010, we early adopted Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Arrangements, ("ASU 2009-13"). With the exception of the adoption of this accounting pronouncement related to revenue recognition, which are discussed below, there have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Change in accounting policy of revenue recognition due to the adoption of ASU 2009-13

ASU 2009-13 modifies the requirements for determining whether a deliverable in a multiple element arrangement can be treated as a separate unit of accounting by removing the criteria that objective and reliable evidence of fair value exists for the undelivered elements. The new guidance requires consideration be allocated to all deliverables based on their relative selling price using vendor-specific objective evidence (VSOE) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (TPE) of selling price. If neither VSOE nor TPE exist, we use our best estimates of selling price (ESP) to allocate the arrangement consideration.  We adopted this update under the prospective method and have applied the new guidance to agreements entered into or materially modified after January 1, 2010.

Sales of the wind turbines are considered arrangements with two deliverables, consisting of the delivery of the wind turbines and the two-year period maintenance service.  Under Subtopic 605-25 (pre-codification reference as EITF 00-21, Revenue Arrangement with Multiple Deliverables), we recognized all revenue upon the delivery of the wind turbines. Applying ASU 2009-13 (pre-codification reference as EITF 08-01), we would use ESP to allocate the consideration between the delivery of the wind turbines and the two-year period maintenance service.  Accordingly, revenue of the two-year period maintenance service was deferred at the time of sale and will be recognized on a straight-line basis over the two years.

For the three months ended March 31, 2010, our adoption of ASU 2009-13 decreased revenue, income before provision of income tax and net income by US$371,070, US$110,181 and US$81,534, respectively, with no impact on basic and diluted EPS, as compared to application of the previous guidance.  For the three months ended March 31, 2009, there is no impact on the revenue recognized under Subtopic 605-25.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on April 15, 2010.

Comparison of Three Month Periods Ended March 31, 2010 and March 31, 2009

Revenues

Sales for the three months ended March 31, 2010 were US$11,997,927 compared to US$0 for the three months ended March 31, 2009.  We started mass production based on orders from our customers during the second half of 2009 and twenty wind turbines were sold in the first quarter of 2010.

Cost of sales and gross profit margin

Total cost of sales for the three months ended March 31, 2010 was US$9,080,354, an increase from US$0 for the three months ended March 31, 2009.  Gross profit for the three months ended March 31, 2010 was US$2,917,573 or 24.32% of net sales.

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

Operating expenses

Selling expenses for the three months ended March 31, 2010 increased by US$42,079 from US$10,812 for the three months ended March 31, 2009 to US$52,891.  In order to develop our markets and capture market share, we increased our sales force by three additional staff and selling and marketing expenses for the three months ended March 31, 2010, including salaries and bonus, traveling expenses, marketing and other expenses.

Research and development expenses were US$152,964 for the three months ended March 31, 2010 compared to US$24,383 for the three months ended March 31, 2009.  We incorporated Guoce Nordic AB in Sweden on December 30, 2009, which is engaged in 2.5MW and 3.0MW wind turbine research.  The increase was primarily attributable to the research and development activities of the 2.5MW and 3.0MW wind turbine during the first quarter of 2010.

General and administrative expenses increased by US$429,343 from US$83,388 for the three months ended March 31, 2009 to US$512,731 for the three months ended March 31, 2010.  With the development of the business, we hired 19 additional employees associated with administrative activities, which led to significant increase of management costs, such as salary and bonus, office expense and traveling expense.  Furthermore, our legal and auditing fees increased by US$286,114 in the three months ended March 31, 2010 for expenses associated with the filing of our registration statement on Form S-1 and annual report on Form 10-K.

Interest expense

Interest expenses were US$8,462 for the three months ended March 31, 2010 compared to US$46,874 for the three months ended March 31, 2009.  Interest expenses for the three months ended March 31, 2010 were discount interest expenses of bank drafts. The decrease was due to the repayment of bank loan in July 2009 upon maturity.

Interest income

Interest income was US$37,814 for the three months ended March 31, 2010 compared to US$21 for the three months ended March 31, 2009.  The increase of bank balance is the main reason for the increase of interest income.

Gain from change in fair value of warrant liability

We recorded a gain on fair value change of US$268,486 of the warrant liability for the three months ended March 31, 2010. In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, we granted warrants to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares. The warrants had an exercise price of $1.00 per share and were exercisable any time within three years from the date of issuance. However if the fiscal year 2010 after tax net income (ATNI) is less than a guaranteed $12,500,000, we will reduce the exercise price of each warrant to equal to Adjusted Exercise Price in accordance to a pre-set formula, provided that if the Adjusted Exercise Price is negative, the Adjusted Exercise Price will be deemed to equal to $0.001 per share. We recorded the fair value of the warrants of US$1,332,881 on day 1 as warrant liability in the consolidated balance sheets as the warrants do not qualify for equity classification under US GAAP. The warrant liability was re-measured at fair value of US$998,902 and US$1,267,388 at March 31, 2010 and December 31, 2009, respectively. The fair value change of US$268,486 from December 31, 2009 was recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the three months ended March 31, 2010.

Provision (benefit) for income tax

Income tax provision for the three months ended March 31, 2010 was US$648,840 compared to income tax benefit of US$131,990 for the three months ended March 31, 2009.  The effective tax rates for the three months ended March 31, 2010 and 2009 are 26% and 80%, respectively.  Effective tax rate for the three months ended March 31, 2009 is mainly attributable to $3,300,000 cash consideration paid by Luckcharm to the Founders during the recapitalization which was deemed as capital contribution subject to PRC income tax in fiscal year 2009.

Net income attributable to shareholders

Net income attributable to shareholders for the three months ended March 31, 2010 was US1,868,851, an increase of US$1,902,297 from net loss attributable to shareholders of US$33,446 for the three months ended March 31, 2009. This is mainly due to the obvious rise of revenue for the three months ended March 31, 2010 of US$11,997,927 compared to US$0 for the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of US$4,295,897, other current assets of US$31,357,575 and current liabilities of US$14,120,450.  Other current assets included US$3,222,824 six-months term deposit and US$386,263 restricted cash used as security against bank drafts which are used as short term instruments to reduce financing cost.

Our cash needs are primarily for working capital to support our operations and the purchase of raw materials related to the commencement of our mass production.  We presently finance our operations through revenue from the sale of our products and services, and the private placement of equity and debt securities.  We believe that our existing capital resources are sufficient to meet our current obligations and operating requirements, but will not be sufficient to meet our more aggressive growth plans and that we will need to raise additional capital in the next 12 months.  We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us. Our ability to raise capital is subject to approval by our existing investors, NewMargin, Ceyuan LP and Ceyuan LLC pursuant to an investor rights agreement. As such, we may not be able to accept certain available financing offers if we do not receive the approval of NewMargin, Ceyuan LP and Ceyuan LLC. If we are unable to reach an agreement with NewMargin, Ceyuan LP and Ceyuan LLC regarding future financing opportunities, that could adversely affect our ability to meet our business objectives.

Our liquidity could be further impacted by external factors such as any significant changes in the market price of electricity, increase in the price of commodities, the elimination of government subsidies and costly litigation. Each or a combination of such factors may result in lower sales, increased expenses and costs and result in lower profitability and cash flow, thus reducing our liquidity.

Net cash provided by operating activities for the three months ended March 31, 2010 was US$966,849 compared with net cash used in operating activities of US$266,478 for the three months ended March 31, 2009.  Net cash provided by operating activities for the first quarter of 2010 is mainly due to net income of US$1,846,699 and non-cash items not affecting cash flows of US$196,767. We began mass production in the second half year in 2009 and delivered 20 sets of wind turbines in the first quarter of 2010, which made an increase of account receivable in the amount of US$9,130,921 and a decrease of US$3,888,381 for inventory, respectively. Advance to suppliers decreased by US$847,131 due to the arrival of raw material purchased in late 2009.  The increase of account payable and other current liability is US$3,712,326, mainly due to purchase of raw materials and VAT payable, warranty accrual and other royalty accrual.

Net cash used in investing activities was US$475,390 for the three months ended March 31, 2010, compared with US$3,455 used in investing activities for the three months ended March 31, 2009.  This increase in cash used in investing activities was primarily related to an increase in short-term investment of US$3,222,384 six months term deposit and a decrease of US$2,494,489 restricted cash.

Net cash provided by financing activities was US$0 for the three months ended March 31, 2010, compared with US$261,535 for the three months ended March 31, 2009.  The amount of US$261,535 net cash provided by financing activities in the first quarter of 2009 was primarily from related party borrowings.

Off-Balance Sheet Arrangements

We have provided a guarantee to Guoce Science and Technology Co., LTD. for its loan with Guangdong Development Bank of a principal of US$3,222,824 (RMB22,000,000) and a maturity date of October 2010.  We did not record any contingent loss regarding the guarantee as we believed the probability to make payment is remote.  We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Interest Rates. We did not experience any material changes in interest rate exposures during 2007, 2008 and 2009.  Hence, the effect of the fluctuations of the interest rates is considered minimal to our business operations.  Based upon economic conditions and leading market indicators at March 31, 2010, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

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

Because substantially all of our earnings, cash and assets are denominated in RMB, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our Chinese operations are translated from local currency into U.S. dollar upon consolidation. If the U.S. dollar weakens against the RMB, the translation of our foreign-currency-denominated balances will result in increased net assets, net revenues, operating expenses, and net income or loss. Similarly, our net assets, net revenues, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against the RMB. Additionally, foreign exchange rate fluctuations on transactions denominated in RMB other than the functional currency result in gains and losses that are reflected in our consolidated statement of operations. Our operations are subject to risks typical of international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

Considering the RMB balance of our cash as of March 31, 2010, which amounted to US$3,885,747, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$38,857 of the balance.

ITEM 4T.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of March 31, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  These material weaknesses include the following:

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

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Limitations on the Effectiveness of Controls

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description

3.1	Corporate Charter dated August 25, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007).
3.2	Articles of Incorporation dated August 25, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007).
3.3	Certificate of Correction dated August 31, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007).
3.4	By-laws dated September 6, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007).
3.5	Certificate of Change dated May 18, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 20, 2009).
3.6	Amendment to the Articles of Incorporation on June 11, 2009 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 15, 2009).
3.7	Amendment to the Articles of Incorporation on September 8, 2009 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 14, 2009).
4.1	Form of Stock Specimen (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GC CHINA TURBINE CORP.

Date: May 24, 2010	/s/ Qi Na
Name: Qi Na
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 24, 2010	/s/ Zhao Ying
Name: Zhao Ying
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)