Form 10-Q
period 2010-06-30
GC China Turbine Corp.
filed 2010-08-16
CIK 1380528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-33442
__________________________

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

The number of shares outstanding of the registrant’s common stock at August 12, 2010 was 59,470,015.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of GC China Turbine Corp. at June 30, 2010 (with comparative figures as at December 31, 2009) and the statements of operations for the three and six months ended June 30, 2010 and 2009, the statements of changes in equity and comprehensive income (loss) for the six months ended June 30, 2010 and 2009, and the statements of cash flows for the six months ended June 30, 2010 and 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$12,430,674	$3,803,446
Restricted cash	499,934	2,880,281
Term deposit	3,239,632	-
Accounts receivable	29,236,353	12,128,711
Inventories	4,218,760	5,087,326
Advance to suppliers	2,611,200	3,734,728
Amount due from related party	3,845,470	2,325,212
Prepaid expenses and other current assets	218,200	155,780
Deferred tax assets	277,724	276,206
Total current assets	56,577,947	30,391,690

Property and equipment, net	1,651,591	1,402,839
Intangible assets, net	649,173	744,175
Long-term accounts receivable	1,833,232	532,387
Investment in equity investee	103,079	-
Deferred tax assets	37,361	37,157
Other assets	-	165,490
Total assets	$60,852,383	$33,273,738

LIABILITIES & EQUITY
Current liabilities:
Short-term debt	9,080,224	-
Accounts payable	14,777,608	4,574,708
Accrued expenses and other current liabilities	2,027,910	1,175,598
Deferred revenue	1,866,617	1,856,413
Income tax payable	2,675,544	1,416,643
Other taxes payable	3,298,389	1,594,890
Amount due to related party	90,000	-
Total current liabilities	33,816,292	10,618,252
Convertible promissory note	-	1,182,750
Warrant liability	795,980	1,267,388
Other long-term liabilities	1,686,998	473,198
Total liabilities	36,299,270	13,541,588

Commitments and contingencies

EQUITY
Common share (US$0.001 par value; 100,000,000 shares authorized, 58,970,015 shares issued and 59,470,015 shares outstanding as of June 30, 2010, 58,970,015 shares issued and outstanding as of December 31, 2009, respectively)	59,470	58,970
Additional paid-in capital	21,016,395	19,884,645
Retained earnings (accumulated deficit)	3,152,905	(372,377)
Accumulated other comprehensive income	276,548	158,757
Total GC China Turbine Corp. Equity	24,505,318	19,729,995
Noncontrolling interest	47,795	2,155
Total equity	24,553,113	19,732,150

Total liabilities and equity	$60,852,383	$33,273,738

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US dollars, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Revenues	$11,060,941	$-	$23,058,868	$-
Cost of sales	8,268,677	-	17,349,031	-
Gross profit	2,792,264	-	5,709,837	-

Operating expenses:
Selling and marketing expenses	81,264	16,975	134,155	27,787
Research and development expenses	186,310	16,392	339,274	40,775
General and administrative expenses	542,960	227,509	1,055,691	310,897
Other operating income	(23,382)	-	(23,382)	-
Income (loss) from operations	2,005,112	(260,876)	4,204,099	(379,459)

Interest expense	18,228	35,781	26,690	82,655
Interest income	31,484	-	69,296	21
Other income (expense), net	6,883	(5,364)	5,597	(5,364)
Gain from change in fair value of warrant liability	202,922	-	471,408	-

Income (loss) before provision for income tax	2,228,173	(302,021)	4,723,710	(467,457)
Provision (benefit) for income tax	597,224	(75,505)	1,246,084	(116,864)
Net income (loss)	1,630,949	(226,516)	3,477,626	(350,593)
Net (loss) attributable to noncontrolling interest	(25,504)	-	(47,656)	-
Net income (loss) attributable to GC China Turbine Corp. common shareholders	$1,656,453	$(226,516)	$3,525,282	$(350,593)

Earnings (loss) per share- basic	$0.03	$(0.01)	$0.06	$(0.01)
Earnings (loss) per share- diluted	$0.02	$(0.01)	$0.05	$(0.01)

Weighted average common share outstanding- basic	59,074,411	32,383,808	59,022,501	32,383,808

Weighted average common share outstanding- diluted	59,892,558	32,383,808	60,057,897	32,383,808

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Amounts expressed in US dollars, except share data)

					Accumulated
			Additional		other
	Common Shares		paid-in	Accumulated	comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	capital	deficit	income	interest	Total	income (loss)

Balance at January 1, 2009	32,383,808	$32,384	$2,680,845	$(712,024)	$159,389	$-	$2,160,594

Contribution from shareholders	-	-	1,463,101		-	-	1,463,101

Net loss	-	-	-	(350,593)	-	-	(350,593)	$(350,593)

Foreign currency translation adjustment	-	-	-	-	1,406	-	1,406	1,406
Balance at June 30, 2009	32,383,808	$32,384	$4,143,946	$(1,062,617)	$160,795	$-	$3,274,508	$(349,187)

				Retained	Accumulated
			Additional	earnings	other
	Common Shares		paid-in	(accumulated	comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	capital	deficit)	income	interest	Total	income

Balance at January 1, 2010	58,970,015	$58,970	$19,884,645	$(372,377)	$158,757	$2,155	$19,732,150

Contribution from shareholders	-	-	-	-	-	5,893	5,893

Business acquisition	-	-	-	-	-	85,053	85,053

Conversion of promissory note	500,000	500	1,131,750	-	-	-	1,132,250

Net income	-	-	-	3,525,282	-	(47,656)	3,477,626	$3,525,282

Foreign currency translation adjustment	-	-	-	-	117,791	2,350	120,141	117,791
Balance at June 30, 2010	59,470,015	$59,470	$21,016,395	$3,152,905	$276,548	$47,795	$24,553,113	$3,643,073

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$3,477,626	$(350,593)
Adjustments to reconcile net income (loss) to net cash provided by/ (used in) operating activities:
Depreciation of property and equipment	58,392	48,511
Amortization of intangible assets	95,002	98,580
Amortization of premium for convertible promissory note	(50,500)	-
Gain from change in fair value of warrant liability	(471,408)	-
Changes in operating assets and liabilities
Increase in accounts receivable	(18,227,018)	-
Decrease/ (increase) in inventories	901,378	(375,854)
Decrease/ (increase) in advance to suppliers	1,123,528	(457,067)
Decrease/ (increase) in other current assets	46,148	(189,403)
Increase/ (decrease) in accounts payable	11,332,477	(23,529)
Increase in deferred revenue	-	848,791
Increase in income tax payable	1,234,816	-
Increase/ (decrease) in other current liabilities	2,530,319	(81,323)
Net cash provided by (used in) operating activities	2,050,760	(481,887)

INVESTING ACTIVITIES:
Cash injected for equity investees	(103,079)	-
Purchase of property and equipment	(135,412)	(27,225)
Increase in term deposit	(3,239,632)	-
Repayment received from related parties	467,033	-
Loan to related parties	(1,858,420)	(373,436)
Business acquisition, net of cash acquired	(146,492)	-
Decrease in restricted cash	2,380,347	-
Net cash used in investing activities	(2,635,655)	(400,661)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings from related party	90,000	294,595
Repayments of short-term borrowings to related party	-	(433,835)
Cash contribution from shareholders	-	1,463,101
Proceeds from short-term bank borrowing	8,844,615	-
Proceeds from short-term borrowing from a third party	235,609	-
Net cash provided by financing activities	9,170,224	1,323,861

Effect of exchange rate changes on cash and cash equivalents	41,899	93
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,627,228	441,406
Cash and cash equivalents at the beginning of the period	3,803,446	10,661
Cash and cash equivalents at the end of the period	$12,430,674	$452,067

Supplemental cash flow information:
Cash paid for interest expenses	$8,996	$82,618

Non-cash investing and financing activities:
Purchase of property and equipment by accounts payable	$307,144	$-
Conversion of promissory note	$1,132,250	$-
Business acquisition by amount due to related party	$58,540	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)
1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

GC China Turbine Corp. (the "Company") was incorporated in the State of Nevada, United States of America, on August 25, 2006.  On July 24, 2009 and further amended and restated on July 31, 2009, the Company entered into a binding letter of intent (the "LOI") with Luckcharm Holdings Limited, a Hong Kong company ("LHL"), GC Nordic New Energy Co., Ltd. ("GC-Nordic"), Ceyuan Venture II, L.P. ("Ceyuan LP"), Ceyuan Ventures Advisors Fund II, LLC ("Ceyuan LLC") and NewMargin Growth Fund L.P. ("New Margin").  Ceyuan LP, Ceyuan LLC and New Margin are the private equity investors.  Under the terms of LOI, the Company will acquire all of the issued and outstanding shares of LHL in exchange for Golden Wind Holdings Limited ("GW"), a company incorporated in the British Virgin Islands as an exempted company with limited liability under the Companies Law of the British Virgin Islands and the parent company of LHL at that time, acquiring fifty four percent (54%) of the Company's issued and outstanding shares of common share (the "Exchange Transaction").  On October 30, 2009, the Exchange Transaction was consummated.  As a result of the Exchange Transaction, LHL became the Company's wholly-owned subsidiary.  For accounting purpose, LHL is the acquiring entity. In the consolidated financial statements subsequent to the transaction, the assets and liabilities of the Company were recognized at fair value (which approximated carrying value) on the transaction date, except for those resulted from transactions entered into on behalf of or primarily for the benefit of LHL or the Company prior to the Exchange Transaction, and the assets and liabilities of LHL were recorded at carrying amounts immediately prior to the transaction. The amount recognized as issued equity interests was determined by adding the issued equity interest of LHL outstanding immediately before the transaction to the fair value of the Company. However, the equity structure was restated to reflect the number of common shares of the Company issued to effect the transaction using the exchange ratio prescribed by the Exchange Agreement. The historical financial statements prior to the effective date of the Exchange Transaction are those of LHL.  All share and per share data have been presented to give retroactive effect of the Company’s legal capital throughout the periods presented in these financial statements.

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

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

6)
GW, the parent company of the Group, entered into a make good escrow agreement with the private placement investors, whereby GW pledged 640,000 common shares of the Group for the benefit of these investors when certain events occur.

On December 30, 2009, GC-Nordic incorporated an 85% owned subsidiary, Guoce Nordic AB, ("Nordic AB") in accordance with the laws of Sweden, which would be engaged in wind turbine technology research and market development.  Tomas Lyrner, the Chief Technology Officer of the Company, holds the remaining 15% interest.

The Group acquired 70% ownership of Baicheng Guoce Wind Power Development Co., Ltd ("Baicheng Guoce") for a consideration of US$205,032 in cash from Wuhan Guoce Electricity Investment Co., Ltd (“Guoce Electricity Investment”), a related party, on January 14, 2010 (Note 9), the Group paid part of the cash consideration in the amount of US$146,492 to Guoce Electricity Investment in February 2010. Baicheng Guoce was established in September 2009 and located in Baicheng Private Development Zone, Jiling Province PRC. The acquisition has been accounted for as a business combination and the results of operations from the acquisition date have been included in the Company's unaudited condensed consolidated financial statements subsequent to the acquisition date. Since there was no business activity nor contract signed from the establishment date through acquisition date, the amount of US$205,032 cash consideration was equal to the fair value of the net assets acquired, therefore no goodwill was recorded. Baicheng Guoce is mainly engaged in production and erection of wind turbines and providing technical support during installation, operation, maintenance and after-sales service for wind turbines, and construction and management of wind farms.

On January 12, 2010, the Group incorporated a 100% owned company named Baicheng Kairui Wind Power Co., Ltd ("Baicheng Kairui") located in Baicheng SiJianFang, Jiling Province PRC, which is mainly engaged in production and erection of wind turbines and providing technical support during installation, operation, maintenance and after-sales service for wind turbines, and construction and management of wind farms.

On May 27, 2010, the Company established an 85% owned subsidiary, GC Windpower AB, ("Windpower AB") in accordance with the laws of Sweden, which is engaged in wind turbine technology research and market development.  Tomas Lyrner, the Chief Technology Officer of the Company, holds the remaining 15% interest. The wind turbine technology research will be transferred from Nordic AB to Windpower AB gradually.

On June 30, 2010, the Group incorporated a 100% owned subsidiary, Taonan Guoce New Energy Co., Ltd ("Taonan Guoce") located in Taonan, Jiling Province PRC, which is mainly engaged in production and erection of wind turbines and providing technical support during installation, operation, maintenance and after-sales service for wind turbines.

GC China Turbine Corp., Luckcharm Holding Limited, GC-Nordic, Nordic AB, Baicheng Guoce, Baicheng Kairui, Windpower AB and Taonan Guoce are collectively referred to as the "Group", which is primary engaged in the design, manufacture, commission and distribution of wind turbine generator and provides related technical support service in the PRC.

2.	BASIS OF PRESENTATION

The Group is responsible for the unaudited condensed consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include all normal and recurring adjustments that management of the Group considers necessary for a fair presentation of its financial position and operating results. The Group prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. As permitted under those rules, the Group condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. These statements should be read in conjunction with the audited consolidated financial statements in the Group’s Annual Report on Form 10-K and its subsequent amendments, if any, for the fiscal year ended December 31, 2009.

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

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On July 21, 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance which requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. The Group is currently evaluating the impact of adoption on its consolidated financial statements.

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

On January 1, 2010, the Group prospectively adopted ASU 2009-13. Based on the selling price hierarchy established by ASU 2009-13, when the Company is unable to establish selling price using VSOE or TPE, the Company will establish an ESP. ESP is the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company establishes its best estimate of ESP considering internal factors relevant to is pricing practices such as costs and margin objectives, standalone sales prices of similar products, and percentage of the fee charged for a primary product or service relative to a related product or service. Additional consideration is also given to market conditions such as competitor pricing strategies and market trend. The determination of ESP is a formal process within the Group that includes review and approval by the Group's management. In addition, the Group regularly reviews VSOE and TPE for its products and services, in addition to ESP. Under this standard, the Group allocates revenue in arrangements with multiple deliverables using estimated selling prices because they do not have VSOE or TPE of the selling prices of the deliverables. Sales of the wind turbines are considered arrangements with two deliverables, consisting of the delivery of the wind turbines and the two-year period maintenance service. Under the prior accounting standard, the Group accounted for sales upon the delivery of the wind turbines. According to ASU 2009-13, revenue of the two-year period maintenance service will be deferred at the time of service rendered and recognized on a straight-line basis over the two years.

For the three months ended June 30, 2010, the adoption of ASU 2009-13 decreased revenue, income before provision of income tax and net income by US$342,091, US$102,057 and US$75,735, respectively, with no impact on basic and diluted EPS. While for the six months ended June 30, 2010, the adoption of ASU 2009-13 decreased revenue, income before provision of income tax and net income by US$713,161, US$212,238 and US$157,268, respectively, with no impact on basic and diluted EPS, as compared to application of the previous guidance.

The Group did not elect to adopt ASU 2009-13 retrospectively for prior periods, revenue recognition for those arrangements signed prior to the fiscal year of 2010 will not be affected by ASU 2009-13. For the three and six months ended June 30, 2009, there is no impact on the revenue recognized under Subtopic 605-25 (pre-codification reference as EITF 00-21 -Revenue Arrangement with Multiple Deliverables).

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

5.	FAIR VALUE MEASUREMENT

As of June 30, 2010, information about inputs into the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

Fair Value Measurements at June 30, 2010
Using
Quoted Prices
	Total Fair	in Active	Significant
	Value and	Markets for	Other	Significant
	Carrying	Identical	Observable	Unobservable
	Value on the	Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Warrant Liability	$795,980	$-	$-	$795,980

Fair value of the Level 3 liability was US$795,980 and US$1,267,388 as of June 30, 2010 and December 31, 2009, respectively. A summary of changes in Level 3 liability for the six-month period ended June 30, 2010 is as follows:

Beginning balance	$1,267,388
Total unrealized gains included in earnings	(471,408)

Ending balance	$795,980

The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date.	$(471,408)

The fair value of the warrant is estimated using binomial model (Note 14). It is classified as level 3 in the fair value hierarchy as the fair value estimation involves significant assumptions that are not observable in the market.

The estimated fair value of the Company’s financial instruments, including term deposit, accounts receivable, advances to suppliers, accounts payable, amount due from (to) related parties, and short-term debt, approximates their carrying value at June 30, 2010 and December 31, 2009 due to their short-term nature. The fair value of long-term accounts receivable approximates carrying value, because long-term receivables were recorded at net present value upon recognition and amortized using an effective interest rate method, which approximated the prevailing market interest rate as of the reporting dates. The fair value of convertible debt is approximately US$1,255,000 as of December 31, 2009 and is estimated based on the fair value of common shares the debt is convertible into on the valuation date.  The convertible debt was reclassified into equity upon conversion with no gain or loss being recognized as of June 30, 2010.

6.	TERM DEPOSIT

As of June 30, 2010, the Group had a six-month term deposit in the amount of US$3,239,632 (RMB22,000,000). The maturity date of the term deposit is September 11, 2010, with annual interest rate of 1.98%.

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

7.	ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2010 and December 31, 2009 consists of following:

	June 30, 2010	December 31, 2009

Billed receivable	$13,856,141	$7,859,006
Unbilled receivable	15,380,212	4,269,705
	$29,236,353	$12,128,711

Unbilled receivable represents amounts earned under sales contracts in progress but not billable at the respective balance sheet dates. These amounts become billable according to the contract term. The Group anticipates that substantially all of such unbilled amounts will be billed and collected within twelve months of the balance sheet dates.

8.           INVENTORIES

The Group's inventories at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010	December 31, 2009

Raw materials	$4,056,883	$431,618
Work in progress	161,877	130,030
Finish goods	-	4,525,678
	$4,218,760	$5,087,326

9.	AMOUNT DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTION

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.  Related parties may be individuals or corporate entities.

The following entities are considered to be related parties to the Group because they are affiliates of the Group under the common control of the Group's major shareholder or the Group has the ability to exercise significant influence over the operating and financial policies of the other party. The related parties only act as service providers and borrowers to the Group.  The Group is not obligated to provide any type of financial support to these related parties.

Related Party	Nature of the party	Relationship with the Group
Wuhan Guoce Science & Technology Corp. ("GC-Tech")	Electric power equipment manufacturer	Controlled by Hou Tiexin (Controlling shareholder of the Group)
Wuhan Guoce Electricity Investment Co., LTD. ("Guoce Electricity Investment")	Investment and management company	Controlled by Hou Tiexin (Controlling shareholder of the Group)
Join Right Management Limited ("Join Right")	Investment and management company	Controlled by Hou Tiexin (Controlling shareholder of the Group)
Wuhan Sanlian Water & Electricity Control Equipment Co., Ltd. ("Wuhan Sanlian")	Electric control equipment manufacturer	Controlled by Xu Jiarong (Director of the Group)
New Margin Growth Fund L.P. ("New Margin")	Investment and management Company	Principle shareholder of the Group
Wuhan Mita-Sanlian New Energy Technology Co., Ltd ("Wuhan Mita-Sanlian")	Control system manufacturer	Equity investee of the Group

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

	Amount due from related parties
	June 30, 2010	December 31, 2009

GC-Tech	$2,352,049	$1,837,636
Guoce Electricity Investment	1,135,589	266,687
Wuhan Sanlian	-	210,889
Join Right	-	10,000
Wuhan Mita-Sanlian	357,832	-
Amount due from related parties	$3,845,470	$2,325,212

The Group had US$2,352,049 and US$1,837,636 due from GC-Tech as of June 30, 2010 and December 31, 2009, respectively. The amount of US$2,352,049 represents 1) the prepayment of US$253,100 to GC-Tech who imports raw materials from overseas on behalf of the Group and 2) a short-term loan of US$2,098,949 with stated due date in June, 2011. Interest rate of the related party loan is 5.4%, which benchmarks to the one year borrowing rate for bank loans from People's Bank of China. The Group had a loan facility in the amount of US$13,253,040 from a PRC bank in June 2010 for working capital purpose, which was guaranteed by GC-Tech (Note 13).

The Group had US$1,135,589 and US$266,687 due from Guoce Electricity Investment as of June 30, 2010 and December 31, 2009, respectively. The amount of US$1,135,589 represents other receivable of US$104,797 and a short-term loan of US$1,030,792 with stated due date in June, 2011. Interest rate of the related party loan is 5.4%, which benchmarks to the one year borrowing rate for bank loans from People's Bank of China.

The Group had nil and US$210,889 due from Wuhan Sanlian as of June 30, 2010 and December 31, 2009, respectively. After the establishment of Wuhan Mita-Sanlian, the purchase and prepayment for the production materials were all transferred from Wuhan Sanlian to Wuhan Mita-Sanlian.

The Group had US$357,832 and nil due from Wuhan Mita-Sanlian as of June 30, 2010 and December 31, 2009, respectively. The amount represents the prepayment to Mita-Sanlian for purchase of production material.

The Group had US$90,000 amount due to and US$10,000 amount due from Join Right as of June 30, 2010 and December 31, 2009, respectively. US$90,000 represents short-term loan with zero interest rate with no specified due date and US$10,000 represents other receivable from Join Right.

The Group purchased 70% share ownership of Baicheng Guoce from Guoce Electricity Investment on January 14, 2010 for the consideration of US$205,032 (Note 1). The amount of cash consideration was equal to the fair value of the net assets acquired, thus no goodwill was generated.

10.	INVESTMENT IN EQUITY INVESTEES

On April 19, 2010, the Group invested US$103,079 in Wuhan Mita Sanlian for 16% equity interest. Wuhan Mita-Sanlian is mainly engaged in sales, production and service of control system for wind turbine as well as related supporting equipments of hydraulic, cooling and lubrication systems. The Group accounted for such investment under equity method of accounting as the Group can exercise significant influence over operating and financial policies of Wuhan Mita-Sanlian. Wuhan Mita-Sanlian has not commenced its operation as of June 30, 2010, and therefore, no earning or loss on equity investment was recorded for the three and six months ended June 30, 2010.

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In contemplation of the Exchange Transaction between the Company and LHL, on June 8, 2009, the Company issued a promissory note of US$600,000 to New Margin ("New Margin Note") and a promissory note of US$415,000 to Coach Capital LLC (“Coach Note”), respectively. Both notes were due on demand and carried an interest of one percent per month. The New Margin Note had no conversion feature. The Coach Note was convertible into the common share of the Company by the holder at a price equal to the lesser of US$1.00 per share or the issue price of the latest share offering prior to the exercise of the conversion option. The proceeds received were transferred to LHL via a promissory note, which was eliminated upon consummation of the Exchange Transaction. On October 30, 2009, the New Margin Note and the Coach Note were assigned to Clarus Capital Ltd., a United States based company who served as the financial advisor for the Group and the agent for the US$8 million private placement and superseded by a promissory note to Clarus Capital Ltd. (the “Holder”) in the principal amount of US$1,000,000 (“Clarus Note I”). All accrued but unpaid interest on the previous two notes were waived. Clarus Note I shall be due and payable by the Company on or before October 31, 2011 ("Maturity Date") and bears no interest. It is convertible, in whole but not in part, into shares of the Company at a price of US$2.00 (“Conversion Price”) per share at anytime on or before the Maturity Date. On the six-month anniversary of the date that the Company provides a confirmation to Holder of the delivery of twenty wind turbine systems by the Company’s direct wholly-owned subsidiary, GC-Nordic to its customers, Clarus Note I shall be automatically converted into common shares of the Company at the Conversion Price. The Company accounted for the assignment and modification of the Coach Note as a debt extinguishment. The Company accounted for the assignment and modification of the New Margin Note as a capital transaction given New Margin's equity shareholder capacity on the Extinguishment Date. The Clarus Note I was deemed as a new debt instrument and recorded at fair value of US$1,205,000 on October 30, 2009. The fair value in excess of principal amounted US$205,000 is accounted for as premium to be amortized by effective interest rate method through the Maturity Date. US$23,000 and zero were amortized into interest income for the three months ended June 30, 2010 and 2009 respectively. US$50,500 and zero were amortized into interest income for the six months ended June 30, 2010 and 2009, respectively. The conversion option was not an embedded derivative requiring bifurcation under US GAAP, and the Company did not record a beneficial conversion feature on Clarus Note I as the effective conversion price was not less than the estimated fair value of the Company's common share the note is convertible into on the note issuance date.

On June 12, 2010, the six-month anniversary of the delivery of twenty wind turbine systems, the Clarus Note I was automatically converted into common shares of the Company at the Conversion Price. As of June 30, 2010, the Company is in the process of converting the Clarus Note I and the underlining common shares have not been legally issued. However, from an accounting perspective the conversion is deemed having been consummated and the 500,000 common shares are outstanding from the automatic conversion date. The Clarus Note I was reclassified into equity upon conversion with no gain or loss being recognized. The 500,000 common shares were subsequently issued in August 2010 (Note 18).

On October 30, 2009, the Company also entered into an agreement with Clarus Capital Ltd. for a forward issuance of US$1 million promissory note to Clarus Capital Ltd. upon the date that GC-Nordic has delivered 20 wind turbine systems to its customers ("Clarus Note II"). The Clarus Note II bears no interest and will have a maturity of two years from the date of issuance. The note will be convertible by the Holder into the Company's common share at anytime on or before maturity at a price of US$2.00 per share, and is automatically convertible six months after issuance.  The Company will account for this note once the note is issued. As of June 30, 2010, Claurs Note II has not yet been issued.

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

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

Concurrent with the Exchange Transaction, on October 30, 2009, the Company also completed a private placement offering under which 6,400,000 common shares were issued to third party investors at US$1.25 per share for a total consideration of US$8 million. The Company received net cash proceeds of US$7,275,014. The issuance costs included 1) US$724,986 in cash for legal, accounting, and other direct issuance costs and 2) 560,000 shares of warrants issued to a private placement agent for no consideration, which had fair value as US$917,130 upon issuance.  To investor subscribed for common shares, the Company also granted a total of 640,000 shares of warrants (Note 14) to purchase common shares on a pro rata basis, which was recognized a warrant liability.  The net cash proceeds were further assigned to the fair value of the warrant liability for US$1,332,881 on the issuance date.

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

On June 12, 2010, pursuant to the conversion provision Clarus Note I was automatically converted into 500,000 common shares of the Company. The related common shares were subsequently issued in August 2010.

13.	SHORT-TERM DEBT

	June 30, 2010	December 31, 2009

Short-term bank borrowing	$8,844,615	$-
Borrowing from a third party	235,609	-
Total	$9,080,224	$-

The Group had a loan facility in the amount of US$13,253,040 from a PRC bank in June 2010 for working capital purpose, which was guaranteed by GC-Tech. The Group has drawn down $8,844,615 in the three months ended June 30, 2010, with the annual interest rate of 6.37%, which is subject to adjustment in accordance with the basic interest rate released by People’s Bank of China.  Accordingly there was $4,408,425 available for future borrowing as of June 30, 2010.

Apart from the bank facility, the Group had a short-term loan from a third party in the amount of $235,609 and nil as of June 30, 2010 and December 31, 2009, respectively.  The loan has a maturity date of May 20, 2011 with an interest rate of 5.31% per annum.

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

14.	WARRANTS

In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, the Company granted warrant to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares.  The warrants had an exercise price of US$1.00 per share and were exercisable any time within three years from the date of issuance. However if the fiscal year 2010 ATNI is less than a guaranteed US$12,500,000, the Company will reduce the exercise price of each warrant to equal to Adjusted Exercise Price in accordance to a pre-set formula, provided that if the Adjusted Exercise Price is negative, the Adjusted Exercise Price will be deemed to equal to US$0.001 per share. The Company recorded the fair value of the warrants of US$1,332,881 on day one as warrant liability in the consolidated balance sheets as the warrants do not qualify for equity classification under US GAAP.

The warrant liability was remeasured at fair value of US$795,980 and US$1,267,388 at June 30, 2010 and December 31, 2009, respectively. The fair value change of US$202,922 and zero were recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the three months ended June 30, 2010 and 2009, respectively, and US$471,408 and zero were recorded as gain on change in fair value of warrant liability for the six months ended June 30, 2010 and 2009, respectively.

The fair value of the warrants was computed using binomial option pricing model and the following assumptions:

		Warrant
	October 31, 2009	December 31, 2009	June 30, 2010
Contractual life	3 years	2.8 years	2.3 years
Volatility	66.28%	65.94%	68.02%
Expected dividend	-	-	-
Average risk-free rate	1.42%	1.59%	0.74%

None of the above warrants had been exercised as of June 30, 2010.

15.	INCOME TAXES

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

The effective tax rate for the six months ended June 30, 2010 increased 1%, from the 25% effective rate for the six months ended June 30, 2009 to 26%. The increase was mainly due to the full valuation allowance for deferred tax assets generated from net operation loss.

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

16.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated,

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss) attribute to GC China Turbine Corp. shareholders-basic	$1,656,453	$(226,516)	$3,525,282	$(350,593)
Less: Amortization of premium for convertible promissory note	23,000	-	50,500	-
Gain from change in fair value of the warrant liability	202,922	-	471,408	-
Net income (loss) attribute to GC China Turbine Corp.
shareholders- diluted	$1,430,531	$(226,516)	$3,003,374	$(350,593)

Weighted average common shares outstanding-basic	59,074,411	32,383,808	59,022,501	32,383,808
Warrants	422,542	-	587,882	-
Convertible promissory notes	395,605	-	447,514	-
Weighted average common shares outstanding-diluted	59,892,558	32,383,808	60,057,897	32,383,808

Earnings (loss) per share-basic	$0.03	$(0.01)	$0.06	$(0.01)
Earnings (loss) per share-diluted	$0.02	$(0.01)	$0.05	$(0.01)

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

There were no anti-dilutive instruments excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2010. There were no common share equivalent instruments for the three and six months ended June 30, 2009.

17.	CONTINGENCIES

(a)	Legal Proceedings

On December 4, 2009, Nordic Windpower USA, Inc. ("Nordic Windpower") filed a lawsuit against the Group in the U.S. District Court for the Northern District of California, alleging trademark infringement, trademark dilution, unfair competition and trade dress infringement. The Group has substantially complied with all of Nordic Windpower's requests related to its claims, including changing their name to "GC China Turbine Corp." on September 14, 2009.

The Group has filed an answer on January 22, 2010 and the parties are in the process of reaching an agreement. The Group cannot predict the outcome of its unresolved legal preceding, however, management believes that the ultimate resolution of the matter will not have a material impact on the Group's consolidated financial condition or results of operations. The Group is currently negotiating the actual terms of a draft settlement agreement. In the event a settlement cannot be reached, the group intends to vigorously defend the case. As of June 30, 2010, no amounts have been accrued in connection with contingencies related to these lawsuits, as the amounts are not estimable.

The Group is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Group's consolidated financial condition or results of operations.

(b)	Guarantee

As of June 30, 2010, the Group had one outstanding guarantee issued to Guangdong Development Bank related to a bank loan in the amount of US$3,239,632 (RMB22,000,000) to a related party with maturity date in October 2010.  The Group did not record any contingent loss regarding to the guarantees as the management believed the probability to make payment is remote.

18.	SUBSEQUENT EVENTS

On June 12, 2010, the Clarus Note I was automatically converted into common shares of the Company at the Conversion Price. As of June 30, 2010, the Company is in the process of converting the Clarus Note I. The 500,000 common shares were subsequently issued on August 11, 2010.

On August 11, 2010, the Company and Clarus Capital Ltd. entered into an amendment to the Note Purchase Agreement. The two parties reached a consensus to extend the issuance of Clarus Note II until November 15, 2010.

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

Overview

GC China Turbine Corp., formerly known as Nordic Turbines, Inc. (the “Company”, the “Group”, “we”, “our” or “us”), is a holding company whose primary business operations are conducted through a wholly-owned Hong Kong subsidiary, Luckcharm Holdings Limited (“Luckcharm”) and its wholly-owned Chinese subsidiary Wuhan Guoce Nordic New Energy Co., Ltd. (“GC Nordic”).  GC Nordic is a leading manufacturer of 2-bladed wind turbines located in Wuhan City of Hubei Province, China.

We sought to license and develop a technology in the wind energy space that would have a high likelihood of meeting rigorous requirements for low-cost and high reliability.  We identified a 2-blade wind turbine technology that was developed through a 10 year research project costing over US$ 75 million.  Our license to manufacture and sell this wind turbine in China, if not renewed, will expire on June 30, 2016.  While the 2-blade technology is less commonly used in the China wind farm market compared to 3-blade technology, the development project that created our technology has been operating for 10 years with 97% availability (availability is calculated as follow: [annual total hours (24×365) - turbine downtime - maintenance time]/annual total hours ).  Further, the 2-blade technology has the benefits of lower manufacturing cost, lower installation cost and lower operational costs.  Therefore, we believe the product is uniquely positioned to fulfill our mission.  Our launch product is a 1.0 megawatt (“MW”) utility scale turbine with designs for a 2.5MW and 3.0MW utility scale turbine in development.  We are developing a track record and brand-awareness through the execution of our initial sales contracts.

We were incorporated under the laws of the State of Nevada on August 25, 2006.  In an effort to grow our company, on May 22, 2009, we entered into a letter of intent with GC Nordic and on June 11, 2009 we changed our name to Nordic Turbines, Inc.  We subsequently changed our name to “GC China Turbine Corp.” on September 14, 2009.

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

Contemporaneous with the reverse acquisition, we also completed a private placement pursuant to which we issued 6,400,000 shares of our common stock, at a price of US$ 1.25 per share for an aggregate offering price of US$ 8,000,000 to certain investors (the “Investors”).  Additionally, we entered into (i) a Note Purchase Agreement with Clarus whereby Clarus agreed to loan US$ 1,000,000 to us upon the effective date of delivery of 20 wind turbine systems by us to our customers in the form of a convertible promissory note bearing no interest, having a maturity date of 2 years from the date of issuance and convertible into shares of our common stock at US$ 2.00 per share, and (ii) an amendment to a convertible promissory note held by Clarus in the amount of US$ 1,000,000 revising the conversion feature of such note.  On August 11, 2010, the Company and Clarus entered into an amendment to the Note Purchase Agreement.  The two parties reached a consensus to extend the issuance of the loan under the Note Purchase Agreement until November 15, 2010.  On the six month anniversary upon the effective date of delivery of 20 wind turbine systems by us to our customers, both loans held by Clarus in the aggregate amount of US$ 2,000,000 will automatically convert into shares of our common stock at US$ 2.00 per share.  On June 12, 2010, $1,000,000 in loans held by Clarus automatically converted into 500,000 shares of our common stock at the conversion price of $2.00 per share.  Although these 500,000 shares of our common stock had not been issued by the Company’s transfer agent as of June 30, 2010, the shares are deemed outstanding as of the date of conversion.  These 500,000 common shares were subsequently issued on August 11, 2010.  In connection with the private placement, we also issued 640,000 warrants to investors and 560,000 warrants to placement agents and advisors to purchase our common stock with each warrant having an exercise price of US$ 1.00 per share and being exercisable at any time within 3 years from the date of issuance.

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

Sales of the wind turbines are considered arrangements with two deliverables, consisting of the delivery of the wind turbines and the two-year period maintenance service.  Under Subtopic 605-25 (pre-codification reference as EITF 00-21, Revenue Arrangement with Multiple Deliverables), we recognized all revenue upon the delivery of the wind turbines.  Applying ASU 2009-13 (pre-codification reference as EITF 08-01), we would use ESP to allocate the consideration between the delivery of the wind turbines and the two-year period maintenance service because we do not have VSOE or TPE of the selling price of the deliverables. ESP is the price at which we would transact the sale if the product and service were sold on a stand-alone basis.  We establish our best estimate of ESP considering internal factors relevant to the pricing practices such as costs and margin objectives, stand-alone sale prices of similar products or service. Additional consideration is also given to market conditions such as competitor pricing strategies and market trend. Revenue of the two-year period maintenance service was deferred at the time of sale and will be recognized on a straight-line basis over the two years.  The determination of ESP is a formal process within the Group that includes review and approval by the management.  In addition, we regularly review VSOE and TPE for its products and services, in addition to ESP.

For the three months ended June 30, 2010, our adoption of ASU 2009-13 decreased revenue, income before provision of income tax and net income by US$342,091, US$102,057 and US$75,735, respectively, with no impact on basic and diluted EPS.  While for the six months ended June 30, 2010, our adoption of ASU 2009-13 decreased revenue, income before provision of income tax and net income by US$713,161, US$212,238 and US$157,268, respectively, with no impact on basic and diluted EPS, as compared to application of the previous guidance.  For the three and six months ended June 30, 2009, there was no impact on the revenue recognized under Subtopic 605-25.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on April 15, 2010.

Comparison of Three Month Periods Ended June 30, 2010 and June 30, 2009

Revenues

Sales for the three months ended June 30, 2010 were US$11,060,941 compared to nil for the three months ended June 30, 2009.  We started mass production based on orders from our customers during the second half of 2009 and 20 wind turbines were sold in the second quarter of 2010.

Cost of sales and gross profit margin

Total cost of sales for the three months ended June 30, 2010 was US$8,268,677, an increase from nil for the three months ended June 30, 2009.  Gross profit for the three months ended June 30, 2010 was US$2,792,264 or 25.24% of net sales.

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.

	Three months ended June 30,
	2010			2009
	(in US$, except for percentages)
Total Net Sales	$11,060,941	100.00%	$–	–%
Raw materials	7,487,310	67.69%	–	–%
Labor	62,726	0.57%	–	–%
Other and Overhead	718,641	6.50%	–	–%
Total Cost of Sales	8,268,677	74.76%	–	–%
Gross Profit	$2,792,264	25.24%	$–	–%

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

Operating expenses

Selling expenses for the three months ended June 30, 2010 increased by US$64,289 from US$16,975 for the three months ended June 30, 2009 to US$81,264.  With the development of the business, in order to develop our markets and capture market share, the level of salaries and welfare for employees have relatively improved.  As a result, selling expenses for the three months ended June 30, 2010 which included salaries and bonus, travelling expenses, marketing, office supplies and other expenses increased when compared with the three months ended June 30, 2009.

Research and development expenses were US$186,310 for the three months ended June 30, 2010 compared to US$16,392 for the three months ended June 30, 2009.  We incorporated Guoce Nordic AB in Sweden on December 30, 2009, which is engaged in 2.5MW and 3.0MW wind turbine research.  The increase was primarily attributable to the research and development activities of the 2.5MW and 3.0MW wind turbine during the second quarter of 2010.

General and administrative expenses increased by US$315,451 from US$227,509 for the three months ended June 30, 2009 to US$542,960 for the three months ended June 30, 2010.  With the development of the business, the level of salaries and welfare for employees have relatively improved, which led to significant increase of management costs, such as salary and bonus, office expense and travelling expense.  Furthermore, our professional fees increased by US$214,729 in the three months ended June 30, 2010 for expenses associated with the filing of periodic reports with the SEC and other consulting services related to tax, human resources (“HR”) and valuation assessment of the warrant liability.

In the three months ended June 30, 2010, we received unrestricted government subsidies from a local government agency allowing us full discretion in the fund utilization of US$23,382, which was recorded in other operating income in the consolidated statements of income.

Interest expense

Interest expenses were US$18,228 for the three months ended June 30, 2010 compared to US$35,781 for the three months ended June 30, 2009. The decrease of interest expense was mainly due to the timing of draw down for the short-term bank borrowing in late June 2010.

Interest income

Interest income was US$31,484 for the three months ended June 30, 2010 compared to nil for the three months ended June 30, 2009.  The increase was primarily due to the amortization of premium in the amount of US$23,000 for convertible promissory note for the three months ended June 30, 2010.

Gain from change in fair value of warrant liability

We recorded a gain on fair value change of US$202,922 of the warrant liability for the three months ended June 30, 2010.  In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, we granted warrants to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares.  We recorded the fair value of the warrants of US$1,332,881 on day one as warrant liability in the consolidated balance sheets as the warrants do not qualify for equity classification under US GAAP.  The warrant liability was re-measured at fair value of US$795,980 and US$998,902 as of June 30, 2010 and March 31, 2010, respectively.  The fair value change of US$202,922 was recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the three months ended June 30, 2010.

Provision (benefit) for income tax

Income tax provision for the three months ended June 30, 2010 was US$597,224 compared to income tax benefit of US$75,505 for the three months ended June 30, 2009.  The effective tax rate for the three months ended June 30, 2010 increased 1% from the 25% effective tax rate for the three months ended June 30, 2009 to 26%.  The increase was primarily due to full valuation allowance for deferred tax assets generated from net operation loss.

Net income attributable to shareholders

Net income attributable to shareholders for the three months ended June 30, 2010 was US$1,656,453, an increase of US$1,882,969 from net loss attributable to shareholders of US$226,516 for the three months ended June 30, 2009.  This is mainly due to the obvious rise of revenue for the three months ended June 30, 2010 of US$11,060,941 compared to nil for the three months ended June 30, 2009.

Comparison of Six Month Periods Ended June 30, 2010 and June 30, 2009

Revenues

Sales for the six months ended June 30, 2010 were US$23,058,868 compared to nil for the six months ended June 30, 2009.  We started mass production based on orders from our customers during the second half of 2009 and 40 wind turbines were sold in the first six months of 2010.

Cost of sales and gross profit margin

Total cost of sales for the six months ended June 30, 2010 was US$17,349,031, an increase from nil for the six months ended June 30, 2009.  Gross profit for the six months ended June 30, 2010 was US$5,709,837 or 24.76% of net sales.

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.

	Six months ended June 30,
	2010			2009
	(in US$, except for percentages)
Total Net Sales	$23,058,868	100.00%	$–	–%
Raw materials	15,605,798	67.68%	–	–%
Labor	119,030	0.52%	–	–%
Other and Overhead	1,624,203	7.04%	–	–%
Total Cost of Sales	17,349,031	75.24%	–	–%
Gross Profit	$5,709,837	24.76%	$–	–%

Operating expenses

Selling expenses for the six months ended June 30, 2010 increased by US$106,368 from US$27,787 for the six months ended June 30, 2009 to US$134,155. With efforts to develop our markets and capture market shares, the level of salaries and welfare for employees have relatively improved. As a result, selling expenses for the six months ended June 30, 2010, which included salaries and bonus, travelling expenses, marketing, office supplies and other expenses, increased when compared with the six months ended June 30, 2009.

Research and development expenses were US$339,274 for the six months ended June 30, 2010 compared to US$40,775 for the six months ended June 30, 2009.  We incorporated Guoce Nordic AB in Sweden on December 30, 2009, which is engaged in 2.5MW and 3.0MW wind turbine research.  The increase was primarily attributable to the research and development activities of the 2.5MW and 3.0MW wind turbine during the first six months of 2010.

General and administrative expenses increased by US$744,794 from US$310,897 for the six months ended June 30, 2009 to US$1,055,691 for the six months ended June 30, 2010.  With the development of the business, the level of salaries and welfare for employees have relatively improved, which led to significant increase of management costs, such as salary and bonus, office expense and travelling expense.  Furthermore, our professional fees increased by US$500,843 in the six months ended June 30, 2010 for expenses associated with the filing of our registration statement on Form S-1, periodic reports with the SEC and other consulting services related to tax, HR and valuation assessment of the warrant liability.

In the six months ended June 30, 2010, we received unrestricted government subsidies from a local government agency allowing us full discretion in the fund utilization of US$23,382, which was recorded in other operating income in the consolidated statements of income.

Interest expense

Interest expenses were US$26,690 for the six months ended June 30, 2010 compared to US$82,655 for the six months ended June 30, 2009. The decrease of interest expense was mainly due to the timing of draw down for the short-term bank borrowing in late June 2010.

Interest income

Interest income was US$69,296 for the six months ended June 30, 2010 compared to US$21 for the six months ended June 30, 2009.  The increase was primarily due to the amortization of premium in the amount of US$50,500 for convertible promissory note for the six months ended June 30, 2010.

Gain from change in fair value of warrant liability

We recorded a gain on fair value change of US$471,408 of the warrant liability for the six months ended June 30, 2010.  In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, we granted warrants to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares.   We recorded the fair value of the warrants of US$1,332,881 on day one as warrant liability in the consolidated balance sheets as the warrants do not qualify for equity classification under US GAAP.  The warrant liability was re-measured at fair value of US$795,980 and US$1,267,388 as of June 30, 2010 and December 31, 2009, respectively.  The fair value change of US$471,408 was recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the six months ended June 30, 2010.

Provision (benefit) for income tax

Income tax provision for the six months ended June 30, 2010 was US$1,246,084 compared to income tax benefit of US$116,864 for the six months ended June 30, 2009.  The effective tax rate for the six months ended June 30, 2010 increased 1% from the 25% effective rate for the six months ended June 30, 2009 to 26%.  The increase was primarily due to full valuation allowance for deferred tax assets generated from net operation loss.

Net income attributable to shareholders

Net income attributable to shareholders for the six months ended June 30, 2010 was US$3,525,282, an increase of US$3,875,875 from net loss attributable to shareholders of US$350,593 for the six months ended June 30, 2009.  This is mainly due to the obvious rise of revenue for the six months ended June 30, 2010 of US$23,058,868 compared to nil for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of US$12,430,674, other current assets of US$44,147,273 and current liabilities of US$33,816,292.  Other current assets included US$3,239,632 six-month term deposit and US$499,934 restricted cash used as security against bank drafts which are used as short term instruments to reduce financing cost.  As of June 30, 2010, our accounts receivable consisted of billed receivable of US$13,856,141 and unbilled receivable of US$15,380,212.  As of the date of this Report, we collected US$2,091,034 billed receivable from the customers, and we anticipate that substantially all of such billed and unbilled amounts will be collected within twelve months of the balance sheet date.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital.  Allocations to these statutory reserve funds can only be used for specific purposes, such as reduce previous years’ loss and increase the capital of the subsidiaries, and are not transferable to us in the form of loans, advances or cash dividends. As of June 30, 2010, the amount of our restricted net assets was US$19,096,040, or 91.18% of our registered capital.

Our cash needs are primarily for working capital to support our operations and the purchase of raw materials related to the commencement of our mass production.  We presently finance our operations through revenue from the sale of our products and services, the private placement of equity and debt securities and short-term bank borrowings.  We believe that our existing capital resources are sufficient to meet our current obligations and operating requirements, but will not be sufficient to meet our more aggressive growth plans and that we will need to raise additional capital in the next 12 months.  We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.  Our ability to raise capital is subject to approval by our existing investors, NewMargin, Ceyuan LP and Ceyuan LLC pursuant to an investor rights agreement.  As such, we may not be able to accept certain available financing offers if we do not receive the approval of NewMargin, Ceyuan LP and Ceyuan LLC.  If we are unable to reach an agreement with NewMargin, Ceyuan LP and Ceyuan LLC regarding future financing opportunities, that could adversely affect our ability to meet our business objectives.

Our liquidity could be further impacted by external factors such as any significant decrease in the market price of electricity, increase in the price of raw materials like steel and copper, and legal costs related to our current litigation with Nordic Windpower USA.  Each or a combination of such factors may result in lower sales, increased expenses and costs and result in lower profitability and cash flow, thus reducing our liquidity.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2010 was US$2,050,760 compared with net cash used in operating activities of US$481,887 for the six months ended June 30, 2009.  Net cash provided by operating activities for the first six months of 2010 is mainly due to net income of US$3,477,626 and non-cash items not affecting cash flows of US$368,514. We began mass production in the second half year in 2009 and delivered 40 sets of wind turbines in the first two quarters of 2010, which increased accounts receivable in the amount of US$18,227,018 and decreased US$901,378 for inventory, respectively.  The sales contracts of our Company often are consistent with the generally accepted payment teams within the wind power equipment manufacturing industry, which include payments upon signing, progress payments, delivery payments, pre-acceptance payments, and guarantee payments.  These payment terms have not yet resulted in any impacts to the liquidity of the company. Advance to suppliers decreased by US$1,123,528 due to the arrival of raw material purchased in late 2009.  The increase of account payables and other current liabilities is US$13,862,796, mainly due to purchase of raw materials and VAT payable, warranty accrual and other royalty accrual, and an increase of income tax payable in the amount of US$1,234,816.  We plan to deliver more wind turbines in the second half of 2010 and commenced purchasing more raw materials at the end of the second quarter of 2010, which led to the increase of account payables balance in the amount of US$10,202,900 on June 30, 2010 as compared with December 31, 2010. We paid US$8,937,892 subsequently in early August, 2010. In the six months ended June 30, 2010, we spent US$5,409,173 in purchasing raw materials and other production materials, US$444,709 in staff compensation and social welfare, US$37,382 in other taxes, US$1,177,302 in other operating expenses, and received US$8,845,016 from our customers and US$274,310 from other operating activities.

Cash Flows from Investing Activities

Net cash used in investing activities was US$2,635,655 for the six months ended June 30, 2010, compared with US$400,661 used in investing activities for the six months ended June 30, 2009.  This increase in cash used in investing activities was primarily related to an increase in term deposit of US$3,239,632 six months term deposit, an increase in loan to related parties of US$1,858,420, offset by US$467,033 repayment received from related parties, and a decrease of US$2,380,347 in restricted cash.

Cash Flows from Financing Activities

Net cash provided by financing activities was US$9,170,224 for the six months ended June 30, 2010, compared with US$1,323,861 for the six months ended June 30, 2009.  Cash provided by financing activities during the six months ended June 30, 2010 was primarily related to US$8,844,615 short-term loan from a bank, US$90,000 short-term loan from a related party, and US$235,609 short-term loan from a third party.  The amount of US$1,323,861 net cash provided by financing activities in the first two quarters of 2009 was primarily related to US$1,463,101 cash contribution from shareholders, US$294,595 short-term loans from related parties, offset by US$433,835 repayment of short-term loans to related parties.

Outstanding Indebtedness

We had a loan facility in the amount of US$13,253,040 from a PRC bank in June 2010 for working capital purpose, which was guaranteed by GC-Tech.  We have drawn down $8,844,615 in the three months ended June 30, 2010, with the annual interest rate of 6.37%, which is subject to adjustment in accordance with the basic interest rate released by People’s Bank of China.  Accordingly there was $4,408,425 available for future borrowing as of June 30, 2010.

Apart from the bank facility, we had a short-term loan from a third party in the amount of $235,609 as of June 30, 2010.  The loan has a maturity date of May 20, 2011 with an interest rate of 5.31% per annum.

Off-Balance Sheet Arrangements

We have provided a guarantee to Guoce Science and Technology Co., LTD. for its loan with Guangdong Development Bank of a principal of US$3,239,632 (RMB22,000,000) and a maturity date of October 2010.  We did not record any contingent loss regarding the guarantee as we believed the probability to make payment is remote.  We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Interest Rates.  We did not experience any material changes in interest rate exposures during 2007, 2008 and 2009.  Hence, the effect of the fluctuations of the interest rates is considered minimal to our business operations.  Based upon economic conditions and leading market indicators at June 30, 2010, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

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

Considering the RMB balance of our cash as of June 30, 2010, which amounted to US$12,268,247, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$122,682 of the balance.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of June 30, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  These material weaknesses include the following:

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

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

GC CHINA TURBINE CORP.

Date: August 16, 2010	/s/ Qi Na
Name: Qi Na
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 16, 2010	/s/ Zhao Ying
Name: Zhao Ying
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)