Form 10-Q
period 2010-09-30
GC China Turbine Corp.
filed 2010-11-15
CIK 1380528

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock at November 10, 2010 was 59,470,015.

INDEX

i

PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying balance sheet of GC China Turbine Corp. as at September 30, 2010 and December 31, 2009, the statements of operations for the three and nine months ended September 30, 2010 and 2009, the statements of changes in equity and comprehensive income (loss) for the nine months ended September 30, 2010 and 2009, and the statements of cash flows for the nine months ended September 30, 2010 and 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,162,855	$3,803,446
Restricted cash	2,862,063	2,880,281
Term deposit	1,044,603	-
Accounts receivable	27,953,726	12,128,711
Inventories	15,609,900	5,087,326
Advance to suppliers	3,796,701	3,734,728
Amount due from related parties	4,510,931	2,325,212
Prepaid expenses and other current assets	230,547	155,780
Deferred tax assets	281,445	276,206
Total current assets	57,452,771	30,391,690

Property and equipment, net	1,956,402	1,402,839
Prepaid land use right	731,931	-
Intangible assets, net	607,660	744,175
Long-term accounts receivable	2,186,179	532,387
Investment in equity investee	105,547	-
Deferred tax assets	37,862	37,157
Other assets	139,468	165,490
Total assets	$63,217,820	$33,273,738

LIABILITIES & EQUITY
Current liabilities:
Short-term debt	8,953,740	-
Accounts payable	17,779,003	4,574,708
Accrued expenses and other current liabilities	2,057,735	1,175,598
Deferred revenue	1,891,671	1,856,413
Income tax payable	2,766,991	1,416,643
Other taxes payable	2,284,735	1,594,890
Amount due to related parties	231,276	-
Total current liabilities	35,965,151	10,618,252

Convertible promissory note	-	1,182,750
Warrant liability	460,234	1,267,388
Other long-term liabilities	2,021,318	473,198
Total liabilities	38,446,703	13,541,588

Commitments and contingencies

EQUITY
Common share (US$0.001 par value; 100,000,000 shares authorized, 59,470,015 and 58,970,015 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively)	59,470	58,970
Additional paid-in capital	21,016,395	19,884,645
Retained earnings (accumulated deficit)	3,089,037	(372,377)
Accumulated other comprehensive income	600,292	158,757
Total GC China Turbine Corp. Equity	24,765,194	19,729,995

Noncontrolling interest	5,923	2,155
Total equity	24,771,117	19,732,150

Total liabilities and equity	$63,217,820	$33,273,738

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US dollars, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Revenues	$4,085,675	$2,390,775	$27,144,543	$2,390,775
Cost of sales	3,092,019	2,213,891	20,441,050	2,213,891
Gross profit	993,656	176,884	6,703,493	176,884

Operating expenses:
Selling and marketing expenses	644,313	26,073	778,468	53,860
Research and development expenses	256,551	25,261	595,825	66,036
General and administrative expenses	475,243	582,698	1,530,934	893,595
Other operating income	(152)	-	(23,534)	-
Income (loss) from operations	(382,299)	(457,148)	3,821,800	(836,607)

Interest expense	122,088	29,574	148,778	112,229
Interest income	(135,084)	(645)	(204,380)	(666)
Other expense (income), net	2,462	67,265	(3,135)	72,629
Gain from change in fair value of warrant liability	(335,746)	-	(807,154)	-
Income (loss) before provision for income tax and share of loss in equity investment	(36,019)	(553,342)	4,687,691	(1,020,799)

Provision for income tax	64,950	766,743	1,311,034	649,879
Income (loss) before share of loss in equity investment	(100,969)	(1,320,085)	3,376,657	(1,670,678)

Share of loss in equity investment, net of tax	(5,428)	-	(5,428)	-
Net income (loss)	(106,397)	(1,320,085)	3,371,229	(1,670,678)

Net loss attributable to noncontrolling interest	(42,529)	-	(90,185)	-
Net income (loss) attributable to GC China Turbine Corp. common shareholders	$(63,868)	$(1,320,085)	$3,461,414	$(1,670,678)

Earnings (loss) per share- basic	$(0.00)	$(0.04)	$0.06	$(0.05)
Earnings (loss) per share- diluted	$(0.00)	$(0.04)	$0.04	$(0.05)

Weighted average common share outstanding- basic	59,470,015	32,383,808	59,173,312	32,383,808
Weighted average common share outstanding- diluted	59,470,015	32,383,808	59,952,761	32,383,808

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Amounts expressed in US dollars, except share data)

	Common Shares		Additional	Accumulated	Accumulated other comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	paid-in capital	deficit	Income	interest	Total	loss

Balance at January 1, 2009	32,383,808	$32,384	$2,680,845	$(712,024)	$159,389	$-	$2,160,594

Contribution from shareholders	-	-	1,463,101		-	-	1,463,101

Net loss	-	-	-	(1,670,678)	-	-	(1,670,678)	$(1,670,678)

Foreign currency translation adjustment	-	-	-	-	(2,005)	-	(2,005)	(2,005)

Balance at September 30, 2009	32,383,808	$32,384	$4,143,946	$(2,382,702)	$157,384	$-	$1,951,012	$(1,672,683)

	Common Shares		Additional	Retained earnings (accumulated	Accumulated other comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	paid-in capital	deficit)	Income	interest	Total	income

Balance at January 1, 2010	58,970,015	$58,970	$19,884,645	$(372,377)	$158,757	$2,155	$19,732,150

Contribution from shareholders	-	-	-	-	-	5,893	5,893

Business acquisition	-	-	-	-	-	85,053	85,053

Conversion of promissory note	500,000	500	1,131,750	-	-	-	1,132,250

Net income	-	-	-	3,461,414	-	(90,185)	3,371,229	$3,461,414

Foreign currency translation adjustment	-	-	-	-	441,535	3,007	444,542	441,535

Balance at September 30, 2010	59,470,015	$59,470	$21,016,395	$3,089,037	$600,292	$5,923	$24,771,117	$3,902,949

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$3,371,229	$(1,670,678)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation of property and equipment	92,544	73,234
Amortization of intangible assets	136,515	147,981
Amortization of premium for convertible promissory note	(50,500)	-
Gain from change in fair value of warrant liability	(807,154)	-
Share of loss in equity investments, net of taxes	5,428	-
Changes in operating assets and liabilities
Decrease/ (increase) in accounts receivable	(15,219,131)	1,082,293
Increase in inventories	(10,317,264)	(87,158)
Increase in advance to suppliers	(61,973)	(1,230,691)
Decrease/ (increase) in other current assets	297,365	(2,762,894)
Increase in long-term accounts receivable	(1,584,702)	(115,214)
Prepaid land use right	(731,931)	-
Increase in accounts payable	14,443,634	274,578
Decrease in deferred revenue	-	(1,781,932)
Increase in income tax payable	1,271,728	-
Increase in other current liabilities	1,550,214	1,037,338
Net cash used in operating activities	(7,603,998)	(5,033,143)

INVESTING ACTIVITIES:
Cash injected in equity investees	(103,079)	-
Purchase of property and equipment	(605,986)	(206,605)
Purchase of term deposit	(1,044,603)	-
Repayment of loan to related parties	467,033	-
Loan to related parties	(2,787,445)	-
Payment for business acquisition, net of cash acquired	(146,492)	-
Decrease/ (increase) in restricted cash	18,218	(29,275)
Net cash used in investing activities	(4,202,354)	(235,880)

FINANCING ACTIVITIES:
Proceeds from short-term bank borrowings	8,953,740	-
Repayments of short-term bank borrowings	-	(2,194,715)
Proceeds from short-term borrowings from related parties	173,000	1,293,639
Repayments of short-term borrowings to related parties	-	(1,433,610)
Cash contribution from shareholders	-	1,463,101
Proceeds from short-term borrowings from third parties	447,687	11,000,000
Repayments of short-term borrowings to third parties	(447,687)	-
Net cash provided by financing activities	9,126,740	10,128,415

Effect of exchange rate changes on cash and cash equivalents	39,021	1,803

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,640,591)	4,861,195
Cash and cash equivalents at the beginning of the period	3,803,446	10,661
Cash and cash equivalents at the end of the period	$1,162,855	$4,871,856

Supplemental cash flow information:
Cash paid for interest expenses	$148,778	$96,806

Non-cash investing and financing activities:
Purchase of property and equipment by accounts payable	$249,591	$-

Conversion of promissory note	$1,132,250	$-
Business acquisition by amount due to a related party	$58,540	$-

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

On January 12, 2010, the Group incorporated a 100% owned company named Baicheng Kairui Wind Power Co., Ltd ("Baicheng Kairui") located in Baicheng SiJianFang, Jilin Province PRC, which is mainly engaged in production and erection of wind turbines and providing technical support during installation, operation, maintenance and after-sales service for wind turbines, and construction and management of wind farms.

The Group acquired 70% ownership of Baicheng Guoce Wind Power Development Co., Ltd ("Baicheng Guoce") for a consideration of US$205,032 from Wuhan Guoce Electricity Investment Co., Ltd ("Guoce Electricity Investment"), a related party, on January 14, 2010 (Note 9). The Group paid part of the cash consideration in the amount of US$146,492 to Guoce Electricity Investment in February 2010. Baicheng Guoce was established in September 2009 and located in Baicheng Private Development Zone, Jilin Province PRC. The acquisition has been accounted for as a business combination and the results of operations from the acquisition date have been included in the Company's unaudited condensed consolidated financial statements subsequent to the acquisition date. Since there was no business activity nor contract signed from the establishment date through acquisition date, the purchase consideration was equal to the fair value of the net assets acquired, therefore no goodwill was recorded. Baicheng Guoce is mainly engaged in production and erection of wind turbines and providing technical support during installation, operation, maintenance and after-sales service for wind turbines, and construction and management of wind farms.

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

On June 30, 2010, the Group incorporated a 100% owned subsidiary, Taonan Guoce New Energy Co., Ltd ("Taonan Guoce") located in Taonan, Jilin Province PRC, which is mainly engaged in production and erection of wind turbines and providing technical support during installation, operation, maintenance and after-sales service for wind turbines.

GC China Turbine Corp., Luckcharm Holding Limited, GC-Nordic, Nordic AB, Baicheng Guoce, Baicheng Kairui, Windpower AB and Taonan Guoce are collectively referred to as the "Group", which is primary engaged in the design, manufacture, commission and distribution of wind turbine generator and provides related technical support service in the PRC.

2.           BASIS OF PRESENTATION

The Group is responsible for the unaudited condensed consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include all normal and recurring adjustments that management of the Group considers necessary for a fair presentation of its financial position and operating results. The Group prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. As permitted under those rules, the Group condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. These statements should be read in conjunction with the audited consolidated financial statements in the Group's Annual Report on Form 10-K and its subsequent amendments, if any, for the fiscal year ended December 31, 2009.

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

For the three months ended September 30, 2010, the adoption of ASU 2009-13 decreased revenue, income before provision of income tax and net income by US$126,361, US$37,698 and US$22,685, respectively, with no impact on basic and diluted EPS. While for the nine months ended September 30, 2010, the adoption of ASU 2009-13 decreased revenue, income before provision of income tax and net income by US$839,522, US$249,936 and US$179,954, respectively, with no impact on basic EPS and a decrease of US$0.01 on diluted EPS, as compared to application of the previous guidance.

The Group did not elect to adopt ASU 2009-13 retrospectively for prior periods, revenue recognition for those arrangements signed prior to the fiscal year of 2010 will not be affected by ASU 2009-13. For the three and nine months ended September 30, 2009, there is no impact on the revenue recognized under Subtopic 605-25 (pre-codification reference as EITF 00-21 -Revenue Arrangement with Multiple Deliverables).

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)
5.           FAIR VALUE MEASUREMENT

As of September 30, 2010, information about inputs into the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

	Fair Value Measurements at September 30, 2010 Using
	Total Fair Value and Carrying Value on the Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities

Warrant Liability	$460,234	$-	$-	$460,234

Fair value of the Level 3 liability was US$460,234 and US$1,267,388 as of September 30, 2010 and December 31, 2009, respectively. A summary of changes in Level 3 liability for the nine-month period ended September 30, 2010 is as follows:

Beginning balance	$1,267,388
Total unrealized gains included in earnings	(807,154)

Ending balance	$460,234

The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date.	$(807,154)

The fair value of the warrant is estimated using binomial model (Note 15). It is classified as level 3 in the fair value hierarchy as the fair value estimation involves significant assumptions that are not observable in the market.

The estimated fair value of the Company’s financial instruments, including cash, restricted cash, term deposit, accounts receivable, advances to suppliers, accounts payable, amount due from (to) related parties, and short-term debt, approximates their carrying value at September 30, 2010 and December 31, 2009 due to their short-term nature. The fair value of long-term accounts receivable approximates carrying value, because long-term receivables were recorded at net present value upon recognition and amortized using an effective interest rate method, which approximated the prevailing market interest rate as of the reporting dates.

6.           TERM DEPOSIT

As of September 30, 2010, the Group had a six-month term deposit in the amount of US$1,044,603 (RMB7,000,000). The maturity date of the term deposit is March 7, 2011, with annual interest rate of 1.98%.

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

7.           ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009

Billed receivable	$10,839,398	$7,859,006
Unbilled receivable	17,114,328	4,269,705
	$27,953,726	$12,128,711

Unbilled receivable represents amounts earned under sales contracts but not billable at the respective balance sheet dates. These amounts become billable according to the contract terms.

8.           INVENTORIES

The Group's inventories as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009

Raw materials	$6,232,775	$431,618
Work in progress	206,576	130,030
Finish Goods	9,170,549	4,525,678
	$15,609,900	$5,087,326

9.           AMOUNT DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTIONS

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

Related Party	Nature of the party	Relationship with the Group
Wuhan Guoce Science & Technology Corp. ("GC-Tech")	Electric power equipment manufacturer	Controlled by Hou Tiexin (Principal shareholder of the Group)

Wuhan Guoce Electricity Investment Co., LTD. ("Guoce Electricity Investment")	Investment and management company	Controlled by Hou Tiexin (Principal shareholder of the Group)

Join Right Management Limited ("Join Right")	Investment and management company	Controlled by Hou Tiexin (Principal shareholder of the Group)

Wuhan Sanlian Water & Electricity Control Equipment Co., Ltd. ("Wuhan Sanlian")	Electric control equipment manufacturer	Controlled by Xu Jiarong (Director of the Group)

Wuhan Mita-Sanlian New Energy Technology Co., Ltd ("Wuhan Mita-Sanlian")	Control system manufacturer	Equity investee of the Group

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

	Amount due from related parties
	September 30, 2010	December 31, 2009

GC-Tech	$3,398,644	$1,837,636
Guoce Electricity Investment	1,112,287	266,687
Wuhan Sanlian	-	210,889
Join Right	-	10,000
Amount due from related parties	$4,510,931	$2,325,212

	Amount due to related parties
	September 30, 2010	December 31, 2009

Join Right	$173,000	$-
Wuhan Mita-Sanlian	58,276	-
Amount due to related parties	$231,276	$-

The Group had US$3,398,644 and US$1,837,636 due from GC-Tech as of September 30, 2010 and December 31, 2009, respectively. The amount of US$3,398,644 represents 1) the prepayment of US$256,492 to GC-Tech who imports raw materials from overseas on behalf of the Group and 2) the short-term loan and interest receivable of US$3,142,152 with stated due date in June 2011. Interest rate of the related party loan is 5.4%, which benchmarks to the one-year borrowing rate for bank loans from People's Bank of China.

The Group had US$1,112,287 and US$266,687 due from Guoce Electricity Investment as of September 30, 2010 and December 31, 2009, respectively. The amount of US$1,112,287 represents other receivable of US$48,828 and a short-term loan and related interest receivable of US$1,063,459 with stated due date in June 2011. Interest rate of the related party loan is 5.4%, which benchmarks to the one-year borrowing rate for bank loans from People's Bank of China.

The Group had nil and US$210,889 due from Wuhan Sanlian as of September 30, 2010 and December 31, 2009, respectively. After the establishment of Wuhan Mita-Sanlian, the purchase and prepayment for the production materials were all transferred from Wuhan Sanlian to Wuhan Mita-Sanlian.

The Group had US$173,000 amount due to and US$10,000 amount due from Join Right as of September 30, 2010 and December 31, 2009, respectively. US$173,000 represents a short-term loan with zero interest rate and US$10,000 represents other receivable from Join Right.

The Group had US$58,276 and nil due to Wuhan Mita-Sanlian as of September 30, 2010 and December 31, 2009, respectively. The amount represents the account payable to Mita-Sanlian for purchase of production materials. The Group purchased US$416,946 production materials from Wuhan Mita-Sanlian during the three and nine months ended September 30, 2010.

The Group purchased 70% share ownership of Baicheng Guoce from Guoce Electricity Investment on January 14, 2010 for the consideration of US$205,032 (Note 1). The amount was equal to the fair value of the net assets acquired, thus no goodwill was generated.

10.         INVESTMENT IN EQUITY INVESTEE

On April 19, 2010, the Group invested US$103,079 in Wuhan Mita-Sanlian for 16% equity interest. Wuhan Mita-Sanlian is mainly engaged in sales, production and service of control system for wind turbine as well as related supporting equipments of hydraulic, cooling and lubrication systems. The Group accounts for such investment under equity method of accounting as the Group can exercise significant influence over operating and financial policies of Wuhan Mita-Sanlian. The Group recognizes its share of the earnings or losses of Wuhan Mita-Sanlian and eliminates any unrealized intra-entity profits or losses on assets still remaining with the Group. Share of loss in equity investment, net of tax, was US$5,428 for the three and nine months ended September 30, 2010.

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

In contemplation of the Exchange Transaction between the Company and LHL, on June 8, 2009, the Company issued a promissory note of US$600,000 to New Margin ("New Margin Note") and a promissory note of US$415,000 to Coach Capital LLC (“Coach Note”), respectively. Both notes were due on demand and carried an interest of one percent per month. The New Margin Note had no conversion feature. The Coach Note was convertible into the common share of the Company by the holder at a price equal to the lesser of US$1.00 per share or the issue price of the latest share offering prior to the exercise of the conversion option. The proceeds received were transferred to LHL via a promissory note, which was eliminated upon consummation of the Exchange Transaction. On October 30, 2009, the New Margin Note and the Coach Note were assigned to Clarus Capital Ltd., a United States based company who served as the financial advisor for the Group and the agent for the US$8 million private placement and superseded by a promissory note to Clarus Capital Ltd. (the “Holder”) in the principal amount of US$1,000,000 ("Calrus Note I"). All accrued but unpaid interest on the previous two notes were waived. Clarus Note I shall be due and payable by the Company on or before October 31, 2011 ("Maturity Date") and bears no interest. It is convertible, in whole but not in part, into shares of the Company at a price of US$2.00 (“Conversion Price”) per share at anytime on or before the Maturity Date. On the six-month anniversary of the date that the Company provides a confirmation to Holder of the delivery of twenty wind turbine systems by the Company’s direct wholly-owned subsidiary, GC-Nordic to its customers, Clarus Note I shall be automatically converted into common shares of the Company at the Conversion Price. The Company accounted for the assignment and modification of the Coach Note as a debt extinguishment. The Company accounted for the assignment and modification of the New Margin Note as a capital transaction given New Margin's equity shareholder capacity on the Extinguishment Date. The Clarus Note I was deemed as a new debt instrument and recorded at fair value of US$1,205,000 on October 30, 2009. The fair value in excess of principal amounted US$205,000 is accounted for as premium to be amortized by effective interest rate method through the Maturity Date. US$50,500 and zero were amortized into interest income for the nine months ended September 30, 2010 and 2009, respectively. The conversion option was not an embedded derivative requiring bifurcation under US GAAP, and the Company did not record a beneficial conversion feature on Clarus Note I as the effective conversion price was not less than the estimated fair value of the Company's common share the note is convertible into on the note issuance date.

On June 12, 2010, which is the six-month anniversary of the delivery of twenty wind turbine systems, the Clarus Note I was automatically converted into 500,000 common shares of the Company at the Conversion Price.

On October 30, 2009, the Company also entered into an agreement with Clarus Capital Ltd. for a forward issuance of US$1 million promissory note to Clarus Capital Ltd. upon the date that GC-Nordic has delivered 20 wind turbine systems to its customers ("Clarus Note II"). The Clarus Note II bears no interest and will have a maturity of two years from the date of issuance. The note will be convertible by the Holder into the Company's common share at anytime on or before maturity at a price of US$2.00 per share, and is automatically convertible six months after issuance. On August 11, 2010, the Company and Clarus Capital Ltd. entered into an amendment to the agreement. The two parties reached a consensus to extend the issuance of Clarus Note II to November 15, 2010, with an extension payment by Clarus Capital Ltd. of US$10,000.  As of November 15, 2010, the Company and Clarus Capital Ltd. are negotiating the terms of another extension to the issuance and funding of the Clarus Note II.

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

Concurrent with the Exchange Transaction, on October 30, 2009, the Company also completed a private placement offering under which 6,400,000 common shares were issued to third party investors at US$1.25 per share for a total consideration of US$8 million. The Company received net cash proceeds of US$7,275,014. The issuance costs included 1) US$724,986 in cash for legal, accounting, and other direct issuance costs and 2) 560,000 shares of warrants issued to a private placement agent for no consideration, which had fair value as US$917,130 upon issuance.  To investor subscribed for common shares, the Company also granted a total of 640,000 shares of warrants (Note 15) to purchase common shares on a pro rata basis, which was recognized a warrant liability.  The net cash proceeds were further assigned to the fair value of the warrant liability for US$1,332,881 on the issuance date.

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

On June 12, 2010, pursuant to the conversion provision, Clarus Note I was automatically converted into 500,000 common shares of the Company at the Conversion Price (Note 11). The related common shares were issued on August 11, 2010.

13.         SHORT-TERM DEBT

The Group had a loan facility in the amount of US$13,430,631 (RMB90,000,000) from a PRC bank in June 2010 for general operating purpose, which was guaranteed by GC-Tech. The debt-to-assets ratio of the borrower, our subsidiary GC-Nordic, shall not exceed 65% for the duration of the loan. The Group has drawn down $8,953,740 (RMB60,000,000) on June 24, 2010, with the annual interest rate of 6.37%, which is subject to adjustment in accordance with the basic interest rate released by People's Bank of China. As of September 30, 2010, the loan balance carried interest rate of 6.37% and there is US$4,476,891 (RMB 30,000,000) available from the loan facility for future borrowing.

14.         ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2010	December 31, 2009

Royalty accrual	$1,531,930	$559,543
Warranty accrual	245,838	273,910
Payroll and bonus payable	81,359	67,889
Others	198,608	274,256
	$2,057,735	$1,175,598

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

15.         WARRANTS

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

The warrant liability was remeasured at fair value of US$460,234 and US$1,267,388 at September 30, 2010 and December 31, 2009, respectively. The fair value change of US$335,746 and zero were recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the three months ended September 30, 2010 and 2009, respectively, and US$807,154 and zero were recorded as gain on change in fair value of warrant liability for the nine months ended September 30, 2010 and 2009, respectively.

The fair value of the warrants was computed using binomial option pricing model and the following assumptions:

	October 31, 2009	Warrant December 31, 2009	September 30, 2010
Contractual life	3 years	2.8 years	2.1 years
Volatility	66.28%	65.94%	69.95%
Expected dividend	-	-	-
Average risk-free rate	1.42%	1.59%	0.44%

None of the above warrants had been exercised as of September 30, 2010.

16.         INCOME TAXES

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

The effective tax rate for the nine months ended September 30, 2010 was 28%. The effective tax rate for the nine months ended September 30, 2009 was 64%, which was mainly due to the income tax liability of US$825,000 arising from the US$3,300,000 cash consideration paid by LHL to the Founders during the recapitalization (Note 1) which was deemed as donation subject to PRC income tax.

17.         EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated,

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attribute to GC China Turbine Corp.
common shareholders-basic	$(63,868)	$(1,320,085)	$3,461,414	$(1,670,678)
Less: Amortization of premium for convertible promissory note	-	-	50,500	-
Gain from change in fair value of the warrant liability	-	-	807,154	-
Net income (loss) attribute to GC China Turbine Corp.
common shareholders- diluted	$(63,868)	$(1,320,085)	$2,603,760	$(1,670,678)

Weighted average common shares outstanding-basic	59,470,015	32,383,808	59,173,312	32,383,808
Warrants	-	-	482,746	-
Convertible promissory notes	-	-	296,703	-
Weighted average common shares outstanding-diluted	59,470,015	32,383,808	59,952,761	32,383,808

Earnings (loss) per share-basic	$(0.00)	$(0.04)	$0.06	$(0.05)
Earnings (loss) per share-diluted	$(0.00)	$(0.04)	$0.04	$(0.05)

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

There are no anti-dilutive instruments excluded from the computation of diluted earnings per share for the nine months ended September 30, 2010, while 1,200,000 warrants are excluded from the computation of diluted earnings per share for the three months ended September 30, 2010 because their effects would have been anti-dilutive. There are no common share equivalent instruments for the three and nine months ended September 30, 2009.

18.         CONTINGENCIES

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

The Group has filed an answer on January 22, 2010 and the parties are in the process of reaching an agreement. The Group cannot predict the outcome of its unresolved legal preceding, however, management believes that the ultimate resolution of the matter will not have a material impact on the Group's consolidated financial condition or results of operations. The Group is currently negotiating the actual terms of a draft settlement agreement.  In the event a settlement cannot be reached, the group intends to vigorously defend the case. As of September 30, 2010, no amounts have been accrued in connection with contingencies related to these lawsuits, as the amounts are not estimable.

The Group is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Group's consolidated financial condition or results of operations.

(b)          Guarantee

As of September 30, 2010, the Group has one outstanding guarantee issued to Guangdong Development Bank related to a bank loan in the amount of US$3,283,043 (RMB22,000,000) to a related party, GC-Tech, with maturity date in October 2010, which was fully repaid in October 2010.

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

Overview

GC China Turbine Corp., formerly known as Nordic Turbines, Inc. (the “Company”, the “Group”, “we”, “our” or “us”), is a holding company whose primary business operations are conducted through a wholly-owned Hong Kong subsidiary, Luckcharm Holdings Limited (“Luckcharm”) and its wholly-owned Chinese operating subsidiary Wuhan Guoce Nordic New Energy Co., Ltd. (“GC Nordic”).  GC Nordic is a manufacturer of 2-bladed wind turbines located in Wuhan City of Hubei Province, China.

We sought to develop a 2-bladed wind turbine technology in the wind energy space that would be reliable and cost-effective to manufacture. While the 2-blade technology is less commonly used in the China wind farm market compared to 3-blade technology, the development project that created the 2-bladed wind turbine has been operating for 10 years with 97% availability (availability is calculated as follows: [annual total hours (24×365) - turbine downtime - maintenance time]/annual total hours). Therefore, the product is uniquely positioned to fulfill our mission. Our launch product is a 1.0 megawatt utility scale turbine with designs for a 2.5 megawatt and 3.0 megawatt utility scale turbine in development. We are developing a track record and brand-awareness through the execution of our initial sales contracts.

We were incorporated under the laws of the State of Nevada on August 25, 2006.  In an effort to grow our company, on May 22, 2009, we entered into a letter of intent with GC Nordic and on June 11, 2009 we changed our name to Nordic Turbines, Inc.  We subsequently changed our name to “GC China Turbine Corp.” on September 14, 2009.

Our Acquisition of Luckcharm and Related Financing

On May 22, 2009, we entered into a Letter of Intent (“LOI”) with GC Nordic whereby we would purchase all of the issued and outstanding shares of GC Nordic from its shareholders, and the shareholders of GC Nordic would receive a 54% ownership interest in the Company. Further on July 31, 2009, an Amended and Restated Binding Letter of Intent (“Revised LOI”) was entered among us, Luckcharm, GC Nordic, New Margin Growth Fund L.P. (“New Margin”), Ceyuan Ventures II, L.P. (“CV”) and Ceyuan Ventures Advisors Fund II, LLC (“CV Advisors”) whereby we would purchase all of the issued and outstanding shares of Luckcharm from the shareholders, and the shareholders of Luckcharm would receive a 54% ownership interest in the Company. The Revised LOI further provided that (i) upon consummation of the reverse acquisition, we would directly or indirectly own all of the outstanding capital stock of GC Nordic; (ii) the closing date for the reverse acquisition would be thirty days from the date GC Nordic completed an audit of its financial statements as required under U.S. securities laws; and (iii) the obligation of GC Nordic to consummate the reverse acquisition was conditioned upon an additional financing of at least US$10,000,000 into the combined entities at closing.

On May 22, 2009, under the terms of the LOI we provided GC Nordic with a secured bridge loan in the amount of US$1,000,000 to be applied toward legal and audit expenses, and working capital.  Upon the closing of the reverse acquisition, the bridge loan became an intercompany loan.  We had been provided these funds through promissory notes from two foreign accredited investors, and these notes were later assigned to Clarus Capital Ltd. (“Clarus”).

On July 31, 2009, we, Luckcharm, GC Nordic, New Margin, CV and CV Advisors entered into an amended and restated financing agreement (the “Financing Agreement”). The Financing Agreement provided that we agreed to lend Luckcharm (i) US$2,500,000 before July 24, 2009 and (ii) US$7,500,000 before July 31, 2009. In order to guarantee Luckcharm’s lending obligations under the Financing Agreement, New Margin loaned US$5,000,000 to us and CV and CV Advisors loaned the aggregate of US$5,000,000 of the above amounts to us, and we in turn loaned US$10,000,000 to Luckcharm for purposes of working capital. Upon the consummation of the reverse acquisition, the US$10,000,000 convertible loan made to us by New Margin, CV and CV Advisors converted into shares of our common stock at a conversion price equal to US$0.80 per share, and the US$10,000,000 we loaned to Luckcharm became an intercompany loan and was eliminated in the consolidation of our financial statements with those of Luckcharm.

On September 30, 2009, we entered into a voluntary share exchange agreement (“Exchange Agreement”) with Luckcharm, GC Nordic and Golden Wind Holdings Limited, a company incorporated in the British Virgin Islands and the parent entity of Luckcharm, or “Golden Wind.”

On October 30, 2009, the reverse acquisition was consummated.  As a result of the reverse acquisition, Luckcharm became our wholly-owned subsidiary, and we acquired the business and operations of GC Nordic.  At the closing of the reverse acquisition, we issued 32,383,808 shares of our common stock to Golden Wind, the sole shareholder of Luckcharm, in exchange for 100% of the issued and outstanding capital stock of Luckcharm and US$10,000,000 in previously issued convertible promissory notes were converted into 12,500,000 shares of our common stock.  Our acquisition of Luckcharm pursuant to the share exchange agreement was accounted for as a reverse acquisition wherein Luckcharm is considered the acquirer for accounting and financial reporting purposes.

Contemporaneous with the reverse acquisition, we also completed a private placement pursuant to which investors agreed to purchase 6,400,000 shares of our common stock, at a purchase price of US$1.25 per share for an aggregate offering price of US$8,000,000. Additionally, we entered into (i) an amendment to a convertible promissory note held by Clarus in the amount of US$1,000,000 revising the conversion feature of such note ("Clarus Note I"), and (ii)  a Note Purchase Agreement with Clarus whereby Clarus agreed to loan US$1,000,000 to us upon the effective date of delivery of 20 wind turbine systems by us to our customers in the form of a convertible promissory note bearing no interest, having a maturity date of 2 years from the date of issuance and convertible into shares of our common stock at US$2.00 per share at anytime at holder's option ("Clarus Note II"). Both notes are automatically convertible into shares of our common stock at US$2.00 per share on the six-month anniversary upon the effective date of delivery of 20 wind turbine systems by us to our customers. In connection with the private placement, we also issued 640,000 warrants to investors and 560,000 warrants to placement agents and advisors to purchase our common stock with each warrant having an exercise price of US$1.00 per share and being exercisable at any time within 3 years from the date of issuance. On June 12, 2010, six months after the delivery of 20 wind turbines systems, Clarus Note I was automatically converted into 500,000 shares of our common stock at the conversion price of US$2.00 per share.  On August 11, 2010, the Company and Clarus entered into an amendment to the Note Purchase Agreement.  The two parties reached a consensus to extend the issuance of Clarus Note II to November 15, 2010, with an extension payment by Clarus of US$10,000.  As of November 15, 2010, the Company and Clarus Capital Ltd. are negotiating the terms of another extension to the issuance and funding of the Clarus Note II.  Upon the funding of the note, the amount will be automatically convertible into shares of our common stock at a price per share of US$2.00.

In connection with the private placement, Golden Wind entered into a make good escrow agreement with the investors in the private placement offering, whereby Golden Wind pledged 640,000 shares of our common stock to the investors in order to secure our make good obligations under the private placement.  In the make good escrow agreement, we established a minimum after tax net income threshold of US$12,500,000 for the fiscal year ending December 31, 2010.  If the minimum after tax net income threshold for the fiscal year 2010 is not achieved, then the investors will be entitled to receive additional shares of our common stock held by Golden Wind based upon a pre-defined formula agreed to between the investors and Golden Wind.  Golden Wind deposited a total of 640,000 shares of our common stock, into escrow with Capitol City Escrow, Inc. under the make good escrow agreement.  Additionally, if the minimum after tax net income threshold for the fiscal year 2010 is not achieved, then the investors will be entitled to have the exercise price of the warrants adjusted lower based upon a pre-defined formula agreed to between the investors and us.

Immediately prior to the reverse acquisition, we had 7,686,207 shares of common stock issued and outstanding.  We issued 32,383,808 shares of common stock to Golden Wind upon the reverse acquisition and 12,500,000 shares of common stock upon the conversion of the US$10,000,000 promissory notes. As a result, we had 58,970,015 shares of common stock issued and outstanding immediately after the reverse acquisition and 59,470,015 shares of common stock issued and outstanding after the conversion of the loan held by Clarus as discussed above.

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

For the three months ended September 30, 2010, the adoption of ASU 2009-13 decreased revenue, income before provision of income tax and net income by US$126,361, US$37,698 and US$22,685, respectively, with no impact on basic and diluted EPS. While for the nine months ended September 30, 2010, the adoption of ASU 2009-13 decreased revenue, income before provision of income tax and net income by US$839,522, US$249,936 and US$179,954, respectively, with no impact on basic EPS and a decrease of US$0.01 on diluted EPS, as compared to application of the previous guidance. For the three and nine months ended September 30, 2009, there was no impact on the revenue recognized under Subtopic 605-25.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on April 15, 2010.

Comparison of Three Month Periods Ended September 30, 2010 and September 30, 2009

Revenues

Sales for the three months ended September 30, 2010 were US$4,085,675 compared to US$2,390,775 for the three months ended September 30, 2009.  We started mass production based on orders from our customers during the second half of 2009. Three wind turbines were sold in the third quarter of 2009 while seven were sold in the third quarter of 2010.

Cost of sales and gross profit margin

Total cost of sales for the three months ended September 30, 2010 was US$3,092,019, an increase from US$2,213,891 for the three months ended September 30, 2009.  Gross profit for the three months ended September 30, 2010 was US$993,656 or 24.32% of net sales.  Although the sales volume increased from the prior year, the unit price has lowered due largely to the localization of raw materials and higher volume resulting in fixed costs per unit being spread over more units.  Therefore, the Company is able to reduce the cost of sales at the rate of approximately 75% of revenue for the three months ended September 30, 2010.

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.

	Three months ended September 30,
	2010		2009
	(in US$, except for percentages)
Total Net Sales	$4,085,675	100.00%	$2,390,775	100.00%
Raw materials	2,801,278	68.57%	1,703,888	71.27%
Labor	12,795	0.31%	11,314	0.47%
Other and Overhead	277,946	6.80%	498,689	20.86%
Total Cost of Sales	3,092,019	75.68%	2,213,891	92.60%
Gross Profit	$993,656	24.32%	$176,884	7.40%

The largest component of our cost of sales is raw materials, which consists of components, fittings and materials used in the manufacture of our wind turbines.  Most of these raw materials are procured within China.  With the anticipated growth of the wind power industry in China, management expects that the manufacturing capacity of the parts and components of our wind turbines will also continue to grow and result in decreased costs for these raw materials within our industry.  In addition, if we are able to grow successfully and increase production, management believes we will be able to negotiate better pricing on raw materials through higher volume purchase and more efficiently utilize its manufacturing capacity resulting in a lower average cost of production per unit.  Localization of the Company’s raw materials for its wind turbine products has also resulted in corresponding lower sales prices per unit as compared to 2009.  The decrease in other and overhead is mainly attributable to the higher allocation of overhead, including depreciation and amortization, electricity expenses, etc, into each unit of wind turbine, because there were no sales in the first six months of 2009.  However, we sold 40 wind turbines in the first six months of 2010, which significantly decreased the overhead be allocated into each unit of wind turbine sold in the third quarter of 2010.

Operating expenses

Selling expenses for the three months ended September 30, 2010 increased by US$618,240 from US$26,073 for the three months ended September 30, 2009 to US$644,313.  To achieve the company's development objective by obtaining enough orders through the expansion of market shares, we have invested a large amount of capital during initial stage of market development, which was the main cause for the increase of selling expenses. Additionally, the level of salaries and welfare for employees has relatively improved.  As a result, selling expenses for the three months ended September 30, 2010 which included salaries and bonus, travelling expenses, marketing, office supplies and other expenses increased significantly when compared with the three months ended September 30, 2009.

Research and development expenses were US$256,551 for the three months ended September 30, 2010 compared to US$25,261 for the three months ended September 30, 2009.  We incorporated Guoce Nordic AB and GC Windpower AB in Sweden, which are engaged in 1.1MW, 2.5MW and 3.0MW wind turbine research.  The increase was primarily attributable to the research and development activities of the 2.5MW and 3.0MW wind turbine during the third quarter of 2010.

General and administrative expenses decreased by US$107,455 from US$582,698 for the three months ended September 30, 2009 to US$475,243 for the three months ended September 30, 2010.  The occurrence of professional fees for recapitalization was the main cause for the higher general and administrative expenses in the three months ended September 30, 2009.

Interest expense

Interest expenses were US$122,088 for the three months ended September 30, 2010 compared to US$29,574 for the three months ended September 30, 2009.  The increase of interest expense was mainly due to the drawdown for the short-term bank borrowing in late June 2010.

Interest income

Interest income was US$135,084 for the three months ended September 30, 2010 compared to US$645 for the three months ended September 30, 2009.  The increase was primarily due to the interest income earned from the term deposit and short-term loans to related parties.

Gain from change in fair value of warrant liability

We recorded a gain on fair value change of US$335,746 of the warrant liability for the three months ended September 30, 2010.  In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, we granted warrants to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares.  We recorded the fair value of the warrants of US$1,332,881 on day one as warrant liability in the consolidated balance sheets as the warrants do not qualify for equity classification under US GAAP.  The warrant liability was re-measured at fair value of US$460,234 and US$795,980 as of September 30, 2010 and June 30, 2010, respectively.  The fair value change of US$335,746 was recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the three months ended September 30, 2010.

Provision for income tax

Income tax provision for the three months ended September 30, 2010 was US$64,950, which was mainly due to the effect of other expenses that were not deductible in determining taxable profit.  Income tax provision for the three months ended September 30, 2009 was US$766,743. This was mainly due to the income tax liability of US$825,000 arising from the US$3,300,000 cash consideration paid by LHL to the Founders during the recapitalization which was deemed as donation subject to PRC income tax.

Net loss attributable to shareholders

Net loss attributable to shareholders for the three months ended September 30, 2010 was US$63,868, a decrease of US$1,256,217 from net loss attributable to shareholders of US$1,320,085 for the three months ended September 30, 2009.  This is mainly due to the rise of revenue for the three months ended September 30, 2010 of US$4,085,675 compared to US$2,390,775 for the three months ended September 30, 2009.

Comparison of Nine Month Periods Ended September 30, 2010 and September 30, 2009

Revenues

Sales for the nine months ended September 30, 2010 were US$27,144,543 compared to US$2,390,775 for the nine months ended September 30, 2009.  We started mass production based on orders from our customers during the second half of 2009.  Only 3 wind turbines were sold during the nine months ended September 30, 2009, while 47 were sold in the first nine months of 2010.

Cost of sales and gross profit margin

Total cost of sales for the nine months ended September 30, 2010 was US$20,441,050, an increase from US$2,213,891 for the nine months ended September 30, 2009.  Gross profit for the nine months ended September 30, 2010 was US$6,703,493 or 24.70% of net sales.  Although the unit sales increased from the prior year, the unit price has lowered due largely to the localization of raw materials and higher volume resulting in fixed costs per unit being spread over more units.  Therefore, the Company is able to reduce the costs of sales at the rate of approximately 75% of revenue for the nine months ended September 30, 2010.

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.

	Nine months ended September 30,
	2010		2009
	(in US$, except for percentages)
Total Net Sales	$27,144,543	100.00%	$2,390,775	100.00%
Raw materials	18,407,076	67.81%	1,703,888	71.27%
Labor	131,825	0.48%	11,314	0.47%
Other and Overhead	1,902,149	7.01%	498,689	20.86%
Total Cost of Sales	20,441,050	75.30%	2,213,891	92.60%
Gross Profit	$6,703,493	24.70%	$176,884	7.40%

Operating expenses

Selling expenses for the nine months ended September 30, 2010 increased by US$724,608 from US$53,860 for the nine months ended September 30, 2009 to US$778,468.  To achieve the company's development objective by obtaining enough orders through the expansion of market shares, we have invested a large amount of capital during initial stage of market development, which was the main cause for the increase of selling expenses. Additionally, the level of salaries and welfare for employees has relatively improved.  As a result, selling expenses for the nine months ended September 30, 2010, which included salaries and bonus, travelling expenses, marketing, office supplies and other expenses, increased significantly when compared with the nine months ended September 30, 2009.

Research and development expenses were US$595,825 for the nine months ended September 30, 2010 compared to US$66,036 for the nine months ended September 30, 2009.  We incorporated Guoce Nordic AB and GC Windpower AB in Sweden, which are engaged in 2.5MW and 3.0MW wind turbine research.  The increase was primarily attributable to the research and development activities of the 2.5MW and 3.0MW wind turbine during the first nine months of 2010.

General and administrative expenses increased by US$637,339 from US$893,595 for the nine months ended September 30, 2009 to US$1,530,934 for the nine months ended September 30, 2010.  With the development of the business, the level of salaries and welfare for employees have relatively improved, which led to significant increase of management costs, such as salary and bonus, office expense and travelling expense.  Furthermore, our professional fees increased by US$220,503 in the nine months ended September 30, 2010 for expenses associated with the filing of our registration statement on Form S-1, periodic reports with the SEC and other consulting services related to tax, human resources and valuation assessment of the warrant liability.

In the nine months ended September 30, 2010, we received unrestricted government subsidies from a local government agency allowing us full discretion in the fund utilization of US$23,534, which was recorded in other operating income in the consolidated statements of income.

Interest expense

Interest expenses were US$148,778 for the nine months ended September 30, 2010 compared to US$112,229 for the nine months ended September 30, 2009.  The increase of interest expense was mainly due to the drawdown for the short-term bank borrowing in late June 2010.

Interest income

Interest income was US$204,380 for the nine months ended September 30, 2010 compared to US$666 for the nine months ended September 30, 2009.  The increase was primarily due to the amortization of premium in the amount of US$50,500 for convertible promissory note, and interest income earned from term deposit and short-term loans to related parties of US$40,022 and US$90,022, respectively, for the nine months ended September 30, 2010.

Gain from change in fair value of warrant liability

We recorded a gain on fair value change of US$807,154 of the warrant liability for the nine months ended September 30, 2010.  In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, we granted warrants to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares.  We recorded the fair value of the warrants of US$1,332,881 on day one as warrant liability in the consolidated balance sheets as the warrants do not qualify for equity classification under US GAAP.  The warrant liability was re-measured at fair value of US$460,234 and US$1,267,388 as of September 30, 2010 and December 31, 2009, respectively.  The fair value change of US$807,154 was recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the nine months ended September 30, 2010.

Provision for income tax

Income tax provision for the nine months ended September 30, 2010 was US$1,311,034 compared to income tax provision of US$649,879 for the nine months ended September 30, 2009. The effective tax rates for the nine months ended September 30, 2010 and 2009 was 28% and 64%, respectively. The change of the effective tax rate is mainly due to the income tax liability of US$825,000 arising from the US$3,300,000 cash consideration paid by LHL to the Founders during the recapitalization which was deemed as donation subject to PRC income tax.

Net income attributable to shareholders

Net income attributable to shareholders for the nine months ended September 30, 2010 was US$3,461,414, an increase of US$5,132,092 from net loss attributable to shareholders of US$1,670,678 for the nine months ended September 30, 2009.  This is mainly due to the rise of revenue for the nine months ended September 30, 2010 of US$27,144,543 compared to US$2,390,775 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of US$1,162,855, other current assets of US$56,289,916 and current liabilities of US$35,965,151.  Other current assets included US$1,044,603 six-month term deposit and US$2,862,063 restricted cash used as security against bank drafts which are used as short-term instruments to reduce financing cost.  As of September 30, 2010, our accounts receivable consisted of billed receivable of US$10,839,398 and unbilled receivable of US$17,114,328.  As of the date of this Report, we collected US$2,007,133 billed receivable from the customers.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital.  Allocations to these statutory reserve funds can only be used for specific purposes, such as reduce previous years’ loss and increase the capital of the subsidiaries, and are not transferable to us in the form of loans, advances or cash dividends. As of September 30, 2010, the amount of our restricted net assets was US$20,274,225.  This represents the registered capital of our PRC subsidiaries. In accordance with Section 209 of the China’s Company Law, the founder shareholders of the company are restricted to withdraw such registered capital; otherwise, it will be deemed an offence and we would be subject to paying a penalty.

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

Our liquidity could be further impacted by external factors such as any significant decrease in the market price of electricity, increase in the price of raw materials like steel and copper, and legal costs related to our current litigation with Nordic Windpower USA.  Although we have yet to be materially impacted by such factors, each or a combination of such factors may result in lower sales, increased expenses and costs and result in lower profitability and cash flow, thus reducing our liquidity.  We may also in the future apply for and receive government subsidies.  Although we have not applied for any such subsidies to date, any such subsidies which we may receive in the future may increase our liquidity.

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2010 was US$7,603,998 compared with net cash used in operating activities of US$5,033,143 for the nine months ended September 30, 2009.  Net cash used in operating activities for the first nine months of 2010 is mainly due to net income of US$3,371,229 and non-cash income not affecting cash flows of US$623,167.  We began mass production in the second half year in 2009 and delivered 47 sets of wind turbines in the first three quarters of 2010, which increased accounts receivable and long-term accounts receivable in the amount of US$15,219,131 and US$1,584,702 respectively.  The sales contracts of our Company often are consistent with the generally accepted payment teams within the wind power equipment manufacturing industry, which include payments upon signing, progress payments, delivery payments, pre-acceptance payments, and guarantee payments.  These payment terms have not yet resulted in any impacts to the liquidity of the company. The increase in inventory is US$10,317,264 for the nine months ended September 30, 2010, from US$5,087,326 as of December 31, 2009, due primarily to 23 sets of wind turbines produced but not delivered to one of our customers.  However we had only 10 sets of wind turbines produced and kept in our warehouse by the end of 2009.  We produced 30 sets of wind turbines within the third quarter of 2010 according to our customer’s order and already delivered 7 of them to its wind farm and the other 23 sets of wind turbines were completed and ready for shipping.  In September 2010, however, our customer issued a written notice to us to postpone the delivery of the rest wind turbines because of the unexpected delay in its pole construction. Our customer is actively taking remedial actions. We agreed on its request, resulting in the increase of our inventory as of September 30, 2010 and we will deliver the 23 sets of wind turbines according to our customer’s instruction.  We plan to deliver more wind turbines in the final quarter of 2010 and continued purchasing more raw materials during the third quarter of 2010, which led to the increase of account payables and other current liabilities.  The increase in accounts payable, other current liabilities and income tax payable is US$14,443,634, US$1,550,214, and 1,271,728, respectively, during the first nine months of 2010.  In the nine months ended September 30, 2010, we spent US$19,195,419 in purchasing raw materials and other production materials, US$731,931 in prepayment of a land use right, US$678,421 in staff compensation and social welfare, US$132,464 in payment of other taxes, US$2,486,517 in other operating expenses, and received US$15,094,742 from our customers and US$526,012 from other operating activities.

Cash Flows from Investing Activities

Net cash used in investing activities was US$4,202,354 for the nine months ended September 30, 2010, compared with US$235,880 used in investing activities for the nine months ended September 30, 2009.  This increase in cash used in investing activities was primarily related to an increase in six months term deposit of US$1,044,603, and an increase in loan to related parties of US$2,787,445, offset by US$467,033 repayment received from related parties.

Cash Flows from Financing Activities

Net cash provided by financing activities was US$9,126,740 for the nine months ended September 30, 2010, compared with US$10,128,415 for the nine months ended September 30, 2009.  Cash provided by financing activities during the nine months ended September 30, 2010 was primarily related to a US$8,953,740 short-term loan from a bank and a US$173,000 short-term loan from a related party.  The amount of US$10,128,415 net cash provided by financing activities in the first three quarters of 2009 was primarily related to US$11,000,000 cash contribution from third party equity investors, US$1,293,639 short-term loans from related parties, and US$1,463,101 cash provided by the issuance of common stock, offset by US$3,628,325 repayment of short-term loans.

Outstanding Indebtedness

We had a loan facility in the amount of US$13,430,631 from a PRC bank in June 2010 for general operating purpose, which was guaranteed by GC-Tech. The debt-to-assets ratio of the borrower, our subsidiary GC-Nordic, shall not exceed 65% for the duration of the loan. We have drawn down US$8,953,740 in the three months ended September 30, 2010, with the annual interest rate of 6.37%, which is subject to adjustment in accordance with the basic interest rate released by People’s Bank of China.  As of September 30, 2010, the loan balance carried interest rate of 6.37% and there was US$4,476,891 available from the loan facility for future borrowing.

Off-Balance Sheet Arrangements

We have provided a guarantee to GC-Tech for its loan with Guangdong Development Bank of a principal of US$3,283,043 (RMB22,000,000).  GC-Tech has fully repaid the loan when it was due in October 2010.  We do not have any further outstanding guarantees.  We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Interest Rates.  We did not experience any material changes in interest rate exposures during 2007, 2008 and 2009.  Hence, the effect of the fluctuations of the interest rates is considered minimal to our business operations.  Based upon economic conditions and leading market indicators at September 30, 2010, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

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

Considering the RMB balance of our cash as of September 30, 2010, which amounted to US$940,628, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$9,406 of the balance.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of September 30, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  These material weaknesses include the following:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

GC CHINA TURBINE CORP.

Date: November 15, 2010	/s/ Qi Na
Name: Qi Na
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 15, 2010	/s/ Ping Ye
Name: Ping Ye
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)