Form 10-K
period 2010-12-31
GC China Turbine Corp.
filed 2011-04-01
CIK 1380528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Commission File Number 001-33442

GC CHINA TURBINE CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0536305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 86, Nanhu Avenue, East Lake Development Zone, Wuhan, Hubei Province 430223
People’s Republic of China
(Address of principal executive offices) (Zip Code)

+8627-8798-5051
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                    Accelerated filer                     ☐
Non-accelerated filer   ☐                                                                       Smaller reporting company   ☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No ☑

The aggregate market value of Common Stock held by nonaffiliates of the registrant (14,793,707 shares), based on the closing price of the registrant’s Common Stock as reported on the OTCBB on June 30, 2010 (the last trading day of the registrant’s most recently completed second fiscal quarter) of $1.65, was $24,409,617.  For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 30, 2011, the latest practicable date, there were outstanding 59,470,015 shares of the registrant’s Common Stock, par value $0.001 per share.

Documents Incorporated by Reference

None.

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

-i-

Disclosure regarding Forward-Looking Statements

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, may contain forward-looking statements with respect to anticipated future events and our projected financial performance, operations and competitive position that are subject to risks and uncertainties that could cause our actual results to differ materially from those forward-looking statements and our expectations.

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

-ii-

PART I

ITEM 1. BUSINESS.

Overview

We are a holding company whose primary business operations are conducted through a wholly-owned Hong Kong subsidiary, Luckcharm Holdings Limited (“Luckcharm”) and its wholly-owned Chinese subsidiary Wuhan Guoce Nordic New Energy Co., Ltd. (“GC Nordic”).  Through GC Nordic, we are a wind turbine manufacturer located in Wuhan City of Hubei Province, China.  With the idea of “soft design,” we sought to develop a wind turbine technologies ranging from 2-blade to 3-blade in the wind energy space that would be reliable and cost-effective to manufacture.  Although the 2-blade technology is less commonly used in the China wind farm market compared to 3-blade technology, the development project that created the 2-bladed wind turbine has been operating for 10 years with 97% availability (availability is calculated as follow: [annual total hours (24×365) - turbine downtime - maintenance time]/annual total hours).  Our current product is a 2-blade 1.0 megawatt (“MW”) utility scale turbine with another 1.1 megawatt 2-blade utility scale wind turbine prototype under trial assembly, which is upgraded based on the 1.0 megawatt wind turbine.  Designs for a 2.5 megawatt and larger offshore megawatt utility scale turbines are also in development.  We are developing a track record and brand-awareness through the execution of our initial sales contracts.

We were incorporated under the laws of the State of Nevada on August 25, 2006 under the name of Visa Dorada Corp.  On May 18, 2009, we effected a 1-for-2 reverse stock split to improve trading liquidity, and enhance overall shareholder value. In an effort to grow our company, on May 22, 2009, we entered into a letter of intent with GC Nordic as described below, and on June 11, 2009 we changed our name to Nordic Turbines, Inc.  We subsequently changed our name to “GC China Turbine Corp.” on September 14, 2009.

Our Acquisition of Luckcharm and Related Financing

On May 22, 2009, we entered into a Letter of Intent (“LOI”) with GC Nordic whereby we would purchase all of the issued and outstanding shares of GC Nordic from its shareholders, and the shareholders of GC Nordic would receive a 54% ownership interest in the Company.  Further on July 31, 2009, an Amended and Restated Binding Letter of Intent (“Revised LOI”) was entered among us, Luckcharm, GC Nordic, New Margin Growth Fund L.P. (“New Margin”), Ceyuan Ventures II, L.P. (“CV”) and Ceyuan Ventures Advisors Fund II, LLC (“CV Advisors”) whereby we would purchase all of the issued and outstanding shares of Luckcharm from the shareholders, and the shareholders of Luckcharm would receive a 54% ownership interest in the Company. The Revised LOI further provided that (i) upon consummation of the reverse acquisition, as described below, we would directly or indirectly own all of the outstanding capital stock of GC Nordic; (ii) the closing date for the reverse acquisition would be thirty days from the date GC Nordic completed an audit of its financial statements as required under U.S. securities laws; and (iii) the obligation of GC Nordic to consummate the reverse acquisition was conditioned upon an additional financing of at least US$10,000,000 into the combined entities at closing.

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

On September 30, 2009, we entered into a voluntary share exchange agreement (“Exchange Agreement”) with Luckcharm, GC Nordic and Golden Wind Holdings Limited, a company incorporated in the British Virgin Islands and the parent entity of Luckcharm (“Golden Wind”).

On October 30, 2009, the reverse acquisition contemplated by the Exchange Agreement was consummated.  As a result of the reverse acquisition, Luckcharm became our wholly-owned subsidiary, and we acquired the business and operations of GC Nordic.  At the closing of the reverse acquisition, we issued 32,383,808 shares of our common stock to Golden Wind in exchange for 100% of the issued and outstanding capital stock of Luckcharm and US$10,000,000 in previously issued convertible promissory notes were converted into 12,500,000 shares of our common stock. Our acquisition of Luckcharm pursuant to the share exchange agreement was accounted for as a reverse acquisition wherein Luckcharm is considered the acquirer for accounting and financial reporting purposes.

Contemporaneous with the reverse acquisition, we also completed a private placement pursuant to which investors agreed to purchase 6,400,000 shares of our common stock, at a purchase price of US$1.25 per share for an aggregate offering price of US$8,000,000.  Additionally, we entered into (i) an amendment to a convertible promissory note held by Clarus in the amount of US$1,000,000 revising the conversion feature of such note (“Clarus Note I”), and (ii) a Note Purchase Agreement with Clarus whereby Clarus agreed to loan US$1,000,000 to us upon the effective date of delivery of 20 wind turbine systems by us to our customers in the form of a convertible promissory note bearing no interest, having a maturity date of 2 years from the date of issuance and convertible into shares of our common stock at US$2.00 per share at anytime at holder’s option (“Clarus Note II”).  Both notes are automatically convertible into shares of our common stock at $2.00 per share on the six-month anniversary upon the effective date of delivery of 20 wind turbine systems by us to our customers.  In connection with the private placement, we also issued 640,000 warrants to investors and 560,000 warrants to placement agents and advisors to purchase our common stock with each warrant having an exercise price of US$1.00 per share and being exercisable at any time within 3 years from the date of issuance.  On June 12, 2010, six months after the delivery of 20 wind turbines systems, Clarus Note I was automatically converted into 500,000 shares of our common stock at the conversion price of $2.00 per share.  On August 11, 2010, the Company and Clarus entered into an amendment to the Note Purchase Agreement.  The two parties reached a consensus to extend the issuance of Clarus Note II to November 15, 2010, with an extension payment by Clarus of US$10,000.  The Company and Clarus have agreed to terminate the Clarus Note II, with negotiation on detailed terms ongoing.

In connection with the private placement, Golden Wind entered into a make good escrow agreement with the investors in the private placement offering, whereby Golden Wind pledged 640,000 shares of our common stock to the investors in order to secure our make good obligations under the private placement. In the make good escrow agreement, we established a minimum after-tax net income threshold of US$12,500,000 for the fiscal year ended December 31, 2010.  If the minimum after-tax net income threshold for the fiscal year 2010 is not achieved, then the investors will be entitled to receive additional shares of our common stock held by Golden Wind based upon a pre-defined formula agreed to between the investors and Golden Wind. Golden Wind deposited a total of 640,000 shares of our common stock, into escrow with Capitol City Escrow, Inc. under the make good escrow agreement.  Additionally, if the minimum after tax net income threshold for the fiscal year 2010 is not achieved, then the investors will be entitled to have the exercise price of the warrants adjusted lower based upon a pre-defined formula agreed to between the investors and us.  As the minimum after-tax net income threshold of US$12,500,000 was not achieved for the fiscal year ended December 31, 2010, the shares of our common stock and exercise price of the warrants under our make good obligations are subject to adjustment.  Calculations of such adjustment will be finalized subsequent to the filing of this Annual Report on Form 10-K.

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

Prior to the reverse acquisition, on September 30, 2009, each of the Founders entered into a Call Option Agreement and a Voting Trust Agreement with Xu Hong Bing, the sole shareholder of Golden Wind.  The Call Option Agreements provide that, upon the achievement of certain conditions during the six years following entry into the Call Option Agreements, the Founders can acquire from Golden Wind shares of our common stock issued to Golden Wind in the reverse acquisition (the “BVI Shares”), at a price per share of US$0.0001.  The call rights are exercisable in tranches upon the satisfaction of certain conditions set forth in the Call Option Agreements and summarized below, and if all such conditions are met, the Founders will have the right to acquire 100% of the BVI Shares.

Condition	Percentage of shares as to which there is a right of acquisition	Status
1- Entry by the respective Founder with GC Nordic into an employment agreement for a term of 5 years	30%	Achieved

2 - GC Nordic achieving no less than USD $0.3M in after-tax net income for 2009	30%	Achieved

3 - GC Nordic achieving no less than USD $1.0M in after-tax net income for 2010	30%	Achieved

4 - GC Nordic achieving no less than USD $2.0M in after-tax net income for fiscal year 2010 or no less than USD $2.0M in after-tax net income for 2011	10%	Achieved (due to GC Nordic achieving no less than USD $2.0M for fiscal year 2010)

If GC Nordic achieves no less than USD $2.0M for fiscal year 2010, then Conditions 3 and 4 are automatically met and the Founders have the right to acquire 40% of the BVI Shares.  The rights to acquire the BVI Shares under the Call Option Agreements are allocated to the Founders in the same proportion as their ownership interest in GC Nordic.

The Voting Trust Agreements create a voting trust that appoint each Founder as a voting trustee and provide each Founder with all rights and powers of ownership with respect to their respective portion of the BVI Shares, including without limitation the right to vote and receive dividends thereon. The right to vote includes issues such as selling or transferring all or any of such Founder’s portion of the BVI Shares, and the appointment and election of directors of Golden Wind, Luckcharm or GC China.  Through the Voting Trust Agreements, the Founders collectively obtained 100% voting interests with respect to the BVI Shares, which are allocated among the Founders in the same proportion as their ownership interest in GC Nordic. The BVI Shares are being held in escrow by Global Law Office, 15th Floor, Tower 1, China Central Place, No. 81 Jianguo Road, Beijing, China until the escrow agent receives a call exercise notice to deliver the respective BVI Shares to the respective Founder.  Each Voting Trust Agreement has the same term as the corresponding Call Option Agreement and terminates when all of the BVI Shares referenced in such Call Option Agreement have been acquired or forfeited.

Outside of the Founders rights under the Call Option Agreement and Voting Trust Agreement to acquire, control and vote the BVI Shares, the Founders have no control or ownership over Golden Wind or any capital stock of Golden Wind.  For information on the percentage beneficial ownership of the BVI Shares reported by our officers and directors, please refer to the section entitled “Certain Beneficial Owners and Management.”

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

GC Nordic was founded by nine individual shareholders, including Mr. Hou Tie Xin, Mr. Xu Jia Rong, Mr. Wu Wei, Mr. Zhang Wei Jun, Mr. Bu Zheng Liang, Mr. Zuo Gang and Mr. He Zuo Zhi, who were shareholders of Wuhan Guoce Science and Technology Corp (“Guoce Science and Technology”), and Ms. Qi Na and Ms. Zhao Ying, who were senior management of Guoce Science and Technology. After GC Nordic was organized in August 2006, Mr. Hou Tie Xin, Mr. Xu Jia Rong and Mr. Bu Zheng Liang remained as chairman, general manager and engineer of Guoce Science and Technology, respectively, Ms. Qi Na, Ms. Zhao Ying, Mr. Wu Wei and Mr. Zhang Wei Jun left Guoce Science and Technology’s management team and focused on GC Nordic’s management and operation. Mr. Zuo Gang and Mr. He Zuo Zhi currently do not hold any position in either Guoce Science and Technology or GC Nordic. Guoce Science and Technology is a technology provider to the Chinese utilities industry and it has a long history as a preferred provider to the utilities industry in China since 1995 under the former name Wuhan Guoce Electric Power New Technology Co., Ltd. (“Guoce New Technology”). In 2002 Guoce New Technology was restructured and was renamed as Wuhan Guoce Science and Technology Corp. Guoce Science and Technology is a producer of hydraulic systems and electronic control systems that enjoy dominant market share of approximately 40% in the PRC hydro-electric generation industry. GC Nordic was founded as part of a strategy of expanding Guoce Science and Technology’s product offerings in a business that closely parallels its current business. Guoce Science and Technology is a company with great reputation in the industry with businesses covering the whole power industrial chain with productions ranging from power generation to power transmission to every sector of power utilization.

Our Corporate Structure

The following diagram illustrates our corporate structure:

GC China Turbine Corp.
(Nevada corporation) (1)
100%
Luckcharm Holdings Limited (2)
(Hong Kong SAR)
GC Windpower AB
(Sweden) (7)
Guoce Nordic AB
(Sweden) (4)
Outside P.R. China
Inside P.R. China
85%
100%
85%
Wuhan Guoce Nordic New
Energy Co., Ltd. (3)
(P.R. China)
70%
100%
100%
Baicheng Guoce Wind Power
Development Co., Ltd (5)
(P.R. China)
Baicheng Kairui Wind Power Co.,
Ltd (6)
(P.R. China)
Taonan Guoce New Energy Co.,
Ltd (8)
(P.R. China)

(1)
The management of GC China Turbine currently includes: Hou Tie Xin as Chairman, Qi Na as Chief Executive Officer and Director, Ping Ye as Chief Financial Officer, Tomas Lyrner as Chief Technology Officer, Zhu Wenyao as Chief Operating Officer, and Marcus Laun, Cary Zhou and Zhang Weijun as members of the board of directors.  Mr. Hou and Ms. Qi, among others, are each parties to a Call Option Agreement dated September 30, 2009 pursuant to which they have the right to acquire the shares of GC China Turbine common stock issued to the Golden Wind in connection with the Exchange Agreement, and to a Voting Trust Agreement dated September 30, 2009 pursuant to which they are voting trustees under a voting trust created to hold all such shares.  See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(2)	The management of Luckcharm is comprised of Xu Hong Bing as the sole director.

(3)
The management of GC Nordic includes:  Hou Tie Xin as Chairman, Qi Na as Chief Executive Officer and Director, Xu Jia Rong as Director, Ping Ye as Chief Financial Officer, Wu Wei, Zhang Hanyun, Zhu Wenyao and Zhang Weijun as Deputy General Managers.

(4)	The management of Guoce Nordic AB includes: Hou Tie Xin as Chairman, Tomas Lyrner as Chief Executive Officer and Director, and Wu Wei and Xu Hailian as Directors.

(5)	The management of Baicheng Guoce includes: Hou Tie Xin and Qi Na as Directors, and Zhang Yun as General Manager and Director.

(6)	The management of Baicheng Kairui includes: Qi Na as the sole Director and General Manager.

(7)	The management of GC Windpower AB includes: Hou Tie Xin as Chairman, Tomas Lyrner as Chief Executive Officer and Director, and Wu Wei and Xu Hailian as Directors.

(8)	The management of Taonan Guoce includes: Qi Na as the Managing Director, Jiang Min as General Manager, and Guo Li Hua as the person in charge of Finance.

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

The power in the wind can be extracted by allowing it to blow past moving wings that exert torque on a rotor. The amount of power transferred is directly proportional to the density of the air, the area swept out by the rotor, and the cube of the wind speed. The mass flow of air that travels through the swept area of a wind turbine varies with the wind speed and air density. Because so much power is generated by higher wind speed, much of the average power available to a windmill comes in short bursts.  As a general rule, wind generators are practical where the average wind speed is 10 mph (16 km/h or 4.5 m/s) or greater. An ideal location would have a near constant flow of non-turbulent wind throughout the year and would not suffer too many sudden powerful bursts of wind. An important turbine siting factor is access to local demand or transmission capacity. The wind blows faster at higher altitudes because of the reduced influence of drag on the surface (sea or land) and the reduced viscosity of the air.  The increase in velocity with altitude is most dramatic near the surface and is affected by topography, surface roughness, and upwind obstacles such as trees or buildings.  As the wind turbine extracts energy from the air flow, the air is slowed down, which causes it to spread out and divert around the wind turbine to some extent.  Betz’ law states that a wind turbine can extract at most 59% of the energy that would otherwise flow through the turbine’s cross section.  The Betz limit applies regardless of the design of the turbine.  Intermittency and the non-dispatchable nature of wind energy production can raise costs for regulation, incremental operating reserve, and (at high penetration levels) could require demand-side management or storage solutions.

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

Wind turbines require locations with constantly high wind speeds.  Wind turbines are designed to exploit the wind energy that exists at a location.  Small wind turbines for lighting of isolated rural buildings were widespread in the first part of the 20th century.  The modern wind power industry began in 1979 with the serial production of wind turbines by Danish manufacturers Kuriant, Vestas, Nordtank, and Bonus.  These early turbines were small by today’s standards, with capacities of 20–30 kilowatts each.  Since then, they have increased greatly in size, while wind turbine production has expanded to many countries.

Wind Industry

The wind industry is the world’s fastest growing energy sector and offers an excellent opportunity to begin the transition to a global economy based on sustainable energy. A report published by The Global Wind Energy Council (“GWEC”) and Greenpeace in October 2008 references multiple studies that indicate that the long-term potential supply using existing technology could be double the current worldwide electricity demand.  Prior GWEC reports indicate that there are no technical, economic or resource barriers to supplying 12% of the world’s electricity needs with wind power alone by 2020, as compared to the challenging projection of two thirds increase of electricity demand by 2020.

The exceptions for wind power market growth in 2010 were mixed, as the low level of orders seen during the financial crisis worked their way through the system.  The results of this were felt much more strongly in 2010 than in the previous year, and the overall annual market shrunk by 7% to 35.8 gigawatts (“GW”), down from 38.6 GW in 2009.  The new capacity added in 2010 represents investments worth EUR 47.3 billion (USD 65 billion).

The US market installed almost 50% less than in 2009.  In the European market, new installed capacity in 2010 was 7.5% down from 2009, despite a 50% growth of the offshore market in countries like the UK, Denmark and Belgium, and rapid growth in Eastern Europe, led by Romania, Bulgaria and Poland.

Despite the decrease in annual installations, global wind power capacity increased by 22.5% during the year, and now stands at 194.4 GW.  The main markets driving growth continue to be Asia and Europe, which installed 19 GW and 9.9 GW, respectively, in 2010.  However, emerging markets like Latin America are beginning to take off, led by Brazil and Mexico.  In cumulative terms, the Latin America and Caribbean market grew by more than 53% during 2010.  For the first time in 2010, more than half of all new wind power was added outside of the traditional markets of Europe and North America.  This was mainly driven by the continuing boom in China, which accounted for nearly half of the new global wind installations, with 16.5 GW.  China now has 42.3 GW of wind power, and has surpassed the US to claim the number one spot in terms of total installed capacity.

The outlook for 2011 is more optimistic, with overall investment in wind power in 2010 up by 31% to reach USD 96 billion (EUR 70.4 billion), according to Bloomberg New Energy Finance (BNEF).  This investment gives rise to some optimism going forward for the wind industry.  It is notable that 38% of this total investment was accounted for by China and by large European offshore wind farms.

Chinese Wind Industry

According to the third National Wind Energy Census, China’s total exploitable capacity for both land-based and offshore wind energy is around 700-1,200 GW.  Compared to the other leading global wind power markets, China’s wind resources are closest to that of the United States, and greatly exceed resources in India, Germany or Spain.

Due to varied wind resources across China and differing technical and economic conditions, wind power development to date has been focused on a few regions and provinces, including: Inner Mongolia, the Northwest, the Northeast, Hebei Province, the Southeast coast and offshore islands.

China’s wind market doubled every year between 2006 and 2009 in terms of total installed capacity, and it has been the largest annual market since 2009.  In 2010, China overtook the United States as the country with the most installed wind energy capacity by adding 16,500 MW over the course of the year, a 64% increase over 2009 in terms of cumulative capacity, reaching 42.3 GW in total.  According to Bloomberg New Energy Finance, the growth in installed capacity was driven by a record level of investment in wind power in China, which exceeded USD 20 billion in 2009.  In the third quarter of 2010, China’s investment in new wind power projects accounted for half of the global total.

In addition, the Chinese government report “Development Planning of New Energy Industry” calculated that the cumulative installed capacity of China’s wind power will reach 200 GW by 2020 and generate 440 TWh of electricity annually, creating more than RMB 250 billion (EUR 28 billion / USD 38 billion) in revenue.

China Wind Power Potential

Today, wind power in China is developing rapidly and receives particularly strong government support. The new Renewable Energy Law and its detailed incentive policies reflect the Chinese government’s intention to build up this industry. By 2020, China plans to have 30 gigawatts of wind power.

According to the China Academy of Meteorological Sciences, the country possesses a total 235 gigawatts of practical onshore wind power potential that can be utilized at 10 meters above the ground.  Annual potential production from wind power could reach 632.5 gigawatts if the annual, full-load operation reaches 2,000-2,500 hours. A detailed survey is needed, however, for economically utilizable wind power resources.  The potential for offshore wind power is even greater, estimated at 750 gigawatts.  Offshore wind speed is higher and more stable than onshore wind, and offshore wind farm sites are closer to the major electricity load centers in eastern China.  Areas rich in wind power resources are mainly concentrated in two areas: northern China’s grasslands and Gobi desert, stretching from Inner Mongolia, Gansu and Xinjiang provinces; and in the east coast from Shandong and Liaoning and the southeast coast in Fujian and Guangdong provinces.

In 1986, China built its first wind farm in Rongcheng, Shandong Province. From 1996 to 1999, in-grid wind power developed very quickly, entering a localization stage. By the end of 2009, the total installed capacity of wind turbines in China has reached 25,805.3MW, representing a year on year growth of 114%.  Liaoning, Xinjiang, Inner Mongolia and Guangdong experienced the fastest wind power development, representing 60% of the installed power generating capacity of national wind power.

Our Products

Our Company’s current product is the 1.0MW two-bladed wind turbine which is designed with technologies of soft concept, compact transmission chain, overall damping, condition monitoring and other proprietary technologies that reduce vibration and overheating, lower installation and transportation cost as well as improve service life and utilization rate with the ultimate benefits of improving wind turbine quality and lowering the costs of manufacturing, installation and maintenance.

We use “soft design” which is a combination of a passive yaw system, teeter style hub and the soft tower. By using the “soft design” technology as a damping system for the vibration and loads of the system, we can produce a transmission chain that does not have to absorb those forces.  Therefore, we believe the transmission chain is more compact, cheaper, proprietary, and more reliable than other designs.

Wind turbines produced based on such “soft design” technology offer a new choice and significant opportunities for many wind farm owners who we believe will benefit from reduced vibration and overheating and improved service life and utilization rate.  We also believe that wind turbines produced using such “soft design” technology can be competitive in terms of manufacturing, installation, and maintenance costs.  If these wind turbines produced using “soft design” are able to achieve these benefits, they may offer the potential to improve overall wind turbine quality and increase investment returns of the owners.

We believe the key advantages of our wind turbine with influences on costs by proprietary technologies are as follows:

Proprietary Technologies	Design Features	Influence on Costs and Benefits
Soft technology	Patented passive yaw system
•  Yaw is a term used to describe the mechanical system of aiming the turbine blades into the wind.

•  GC China Turbine has a passive yaw system, eliminating the need for mechanical yaw braking system.

•  The passive yaw reduces loads on the tower and foundation thereby allowing for a lighter tower and smaller foundation as well as reducing the manufacturing costs for a complete machine.

Patented teeter-style hub
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

Soft tower
•  The soft tower is lighter than a stiff tower so as to directly save raw material costs. This is achieved by designing a tower that is allowed to flex during operation. This is partially possible because the turbine and blades are significantly lighter than a three-blade system.

Compact transmission chain	Patented support tube	• Generator, gearbox and high-speed shaft are directly connected which greatly improves the service lives of the key components in transmission chain.
Integrated gearbox
•  Because GC China Turbine’s design eliminates the main shaft and main bearing of three-bladed designs, the Company enjoys a lower cost profile and eliminates a significant component sourcing bottleneck.

•  Integrated main shaft has a longer service life, improves the availability rate and reduces maintenance costs.

Overall damping design	Teeter and hub rubber elements, nacelle chassis rubber elements	• Significantly reduces fatigue loads on all moving parts, extends the service life and reduces operational costs.

Condition monitoring	Conducts maintenance according to actual conditions, instead of preventive and post-fault maintenance	• Extends service life of wind turbine and reduces maintenance costs.

Our products also face the following challenges, and we are working to improve our two-blade wind turbine.

Challenges	Details	Solutions
Noise	Slightly louder than three-blade wind turbine	• Wind farm is normally far away from residential areas. • GC China Turbine’s two-blade 1.0MW wind turbine fully complies with IEC 61400-11 standard set by IEC.

Efficiency	Slightly lower than pitch-control turbines under low wind (<3.5 meter per second) and high wind (>23.5 meter per second) conditions	• We have upgraded our 1.0MW stall-type turbines into a 1.1MW pitch-control type.

In addition to our current 1.0MW two-blade wind turbine, we have completed the design process of an upgraded type of 1.1MW turbine, based on such 1.0MW turbine, that is currently in the prototype assembly stage.  We also have another 2.5MW turbine under development.  Compared to the 1.0MW turbine, these two newly developed products will enable us to expand our business into wind farms that require turbines to have larger unit power and Low Voltage Ride Through (“LVRT”) capability, a new requirement issued by PRC’s State Electricity Regulatory Commission for wind turbines to be capable of maintaining continuous operation during and after abrupt voltage dips, which allows the power grid to be adjusted more quickly, thereby improving the overall safety and stability of the grid.  The LVRT requirements do not affect our current orders that have already been executed.

Our Sales and Marketing

We will continue to compete in the mainstream wind farm bids as well as seek out more niche projects where the light weight and easy transportation and installation of our wind turbine based on the “soft design” concept offers what we believe to be additional advantages over the competition.  These projects would include mountainous areas.  We intend to bid for offshore application wind turbine bids when the research and development for larger offshore wind turbines is completed.

Using the “soft design” technology, our strategic focus is to be a low cost provider with our current core products and new products which we may launch.  Our development strategy for 2011 is a medium to long-term strategy, centering on the research and development of 2.5MW wind turbines while emphasizing low-cost control, developing the 2.5MW wind turbine into a product suitable for wind farms of IEC III class or the lowest IEC III class, while improving the quality of 1.0MW stall-type and 1.1MW pitch-type wind turbines and steadily expanding our target markets.

Our Customers

We have executed six wind farm contracts as described below with the following entities: Daqing Longjiang Wind Power Co., Ltd (“Daqing Longjiang”), Wuhan Kaidi Electric Engineering Co., Ltd (“Wuhan Kaidi”), Kelipu Wind Power Co., Ltd. (“Kelipu”), Shenzhen Guohan Investment Group (“Shenzhen Guohan”), Guoneng Fengshen (Beijing) New Energy Technology Co., Ltd (“Guoneng Fengshen”) and China Guodian Inner Mongolia Xilinguolemeng Tianhe (“China Guodian”).

1.          Daqing Longjiang

Daqing Longjiang has signed a wind turbine purchasing contract dated August 30, 2007 (the “DL Contract”) with GC Nordic for 50 units of 1.0MW wind turbines. These wind turbines will be installed in Daqing City, Heilongjiang Province.  Daqing Longjiang was established in 2007 and is a company within the Daqing Ruihao Energy Group specializing in the research, development, construction and operation of wind power generation.  Daqing Longjiang is mainly engaged in wind power project operations of new energy and high efficient energy-saving technology and environmental protection technology and currently possesses the exclusive development right of wind power in Dumeng County.

Under the terms of the DL Contract, GC Nordic was obligated to deliver ten of the wind turbines within four months after signing the DL Contract, and the balance of 40 wind turbines are to be delivered within ten months after receiving notice from Daqing Longjiang requesting them.  GC Nordic delivered the first ten wind turbines and upon request by Daqing Longjiang , agreed not to deliver the remaining 40 wind turbines until requested by Daqing Longjiang.  We anticipate entering into an additional agreement with Daqing Longjiang for the future delivery of the remaining 40 wind turbines.  The total contract is valued at approximately US$46 million, of which approximately US$2.9 million is included in our accounts receivable at December 31, 2010.

2.          Wuhan Kaidi

Wuhan Kaidi has signed a purchase contract in September 2008 (the “WK Contract”) with GC Nordic for 50 units of 1.0MW wind turbines.  These wind turbines will be installed in Pinglu City, Shanxi Province.  Wuhan Kaidi is joint-stock high-tech enterprise registered at Wuhan East Lake High-Tech Development Zone, and it is a subsidiary of Wuhan Kaidi Holding Investment Co., Ltd.  Wuhan Kaidi was established in 2004 with businesses in coal-fired power generation, biomass power generation, wind power, hydropower and other power construction including power plant consulting, design, equipment procurement, construction, installation and commissioning and commercial operation.

Under the terms of the WK Contract, GC Nordic is obligated to deliver 50 wind turbines for Wuhan Kaidi’s Kaidi Power Pinglu Wind Farm project, of which GC Nordic has delivered ten wind turbines.  The purchase price is due in several installments.  The total contract is valued at approximately US$47 million, of which approximately US$3.8 million is included in our accounts receivable at December 31, 2010.

3.          Kelipu

Kelipu executed a purchase contract with GC Nordic for 50 units of 1.0MW wind turbines in July 2009.  These wind turbines will be installed at Kelipu’s wind farm located in Tu Quan County of Inner Mongolia.  However, as of date of this report, Kelipu has applied for but has not yet received final approval of its wind farm entry procedure from the local government.  Therefore, we have not yet delivered any wind turbines under this contract as implementation of this contract with Kelipu has been delayed until it has received the relevant approvals from the local government.  The total contract is valued at approximately US$36.2 million.  However, according to new PRC requirements, turbines that are connecting to the grid in the future will need to be equipped gradually with LVRT capability and larger unit power.  As a result, the Kelipu orders that have not been executed may be cancelled as the 1.0MW turbine does not qualify for the LVRT requirements.

4.          Shenzhen Guohan Investment Group

Shenzhen Guohan signed a purchase contract with GC Nordic in December 2009 for 10 units of 1.0MW.  The parties have agreed to delay the implementation of this contract until the wind farm permitting procedure and infrastructure are completed.  Therefore, we have not yet delivered any wind turbines under this contract.  The total contract is valued at approximately US$8.2 million.  However, the Shenzhen Guohan orders that have not been executed may be cancelled as the 1.0MW turbine does not qualify for the LVRT requirements.

5.           Guoneng Fengshen

We announced the execution of a cooperation agreement with Guoneng Fengshen on March 24, 2010.  Effective February 9th, 2010, we signed a binding cooperation agreement with Guoneng Fengshen as well as a sales contract for 50 wind turbine units signed on the same day and that are slated for installation at the first phase of a new wind farm project undertaken by Guoneng Fengshen.  The total contract is valued at approximately US $36 million, of which approximately US$30.6 million is included in our accounts receivable at December 31, 2010, and we have delivered 50 wind turbine units under this contract.

6.           China Guodian

We entered into a wind power equipment contract with China Guodian, effective June 18, 2010, for 50 wind turbine units.  The total contract is valued at approximately US $34 million, of which approximately US$20.8 million is included in our accounts receivable at December 31, 2010, and we have delivered 50 wind turbine units under this contract.

In addition to the above-referenced six wind farm contracts, we have entered into the following agreements regarding the future establishment of wind farms:

1.           Dafeng Offshore Project

The Company announced that procedures for the establishment of joint venture opportunities are ongoing and has led to commitments obtained from the local government for an initial 500MW offshore wind farm.  No definitive agreement for the production of wind turbines has been executed at this time.

2.           Fengshuo Wind Power Co., Ltd

On February 16, 2010, the Company announced the signing of a Cooperation Agreement with Fengshuo Wind Power Co., Ltd (“Fengshuo”), of Inner Mongolia, towards the development of regional 300 MW wind farms and subsequent purchase of wind turbines from the Company.  This Cooperation Agreement was signed in order that the Company assist Fengshuo in completing all planning, permitting, and approvals for 300MW wind farms, as well as assistance in obtaining increased access to capital and bank loans once the approvals are in place.  No definitive agreement for the production of wind turbines has been executed at this time.

Production and Quality Control

The Company is producing wind turbines under the “soft design” concept to grow market share by attempting to exploit what it believes to be its low-cost advantage.  Concurrently the Company is investing in research and development for its upgraded and larger turbines, and expects to have 1.1MW prototype and 2.5MW prototype turbines produced in May and August, 2011 respectively.

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

Our Suppliers

The Chinese government’s support of the wind turbine industry has created significant capacity for components. The Company has signed contracts with all domestic component suppliers. For key components, GC China Turbine has investigated several alternative suppliers, 2 to 3 of which will be selected to sign supply contracts with us, thereby ensuring the supply of components for future production needs.  After components are successfully trial produced by the suppliers, components will then be tested by the original manufacturers, and each component is also tested by GC China Turbine for performance before installation into our wind turbines.  All of our principal Chinese suppliers are Chuan Run Stock Co., Ltd., Xiang Tan Generator Stock Co., Ltd., Jiangsu Tianming Machinery Group, China Erzhong Group (Deyang) Heavy Industries Co., Ltd., Nanfang Ventilator Industries Co., Ltd., Xi’an Dun’an Electric Co., Ltd. and Zhong Neng Wind Power Device Co., Ltd. and Wuhan Mita-Sanlian New Energy Technology Co., Ltd.

Logistics and Inventory

Because a wind turbine is a product with a high unit price, we keep low inventory and follow a make-to-order policy. We make annual orders with our suppliers at the beginning of the year based on the forecast of our sales. We start production of the wind turbines upon execution of sales contracts with our customers and upon receipt of a deposit on such contracts.

Seasonality

Our Company’s operating results are not materially affected by seasonality.

Competition

The wind power market is rapidly evolving and is expected to become intensively competitive and includes wind turbine manufacturers that are registered in China, as well as subsidiaries of international wind turbine manufacturers.  Some of our competitors have established a market position more prominent than ours and if we fail to attract and retain customers and establish a successful distribution network for our wind turbines, we may be unable to increase our sales and market share.  We compete with major international and PRC companies including Dongfang Steam Turbine, Dalian Huarui, Gold Wind, CSIC, Spanish Gamesa, and Indian Suzion.  Some of these companies are more experienced and more established than us with mature manufacturing capabilities.  Some of these companies are well-capitalized and benefit from earlier development advantages.  We also expect that our future competition will include new entrants to the wind power market offering new technological solutions.

However, we believe that the cost and performance of our technologies, products and services will have advantages compared to competitive technologies, products and services.  Some of our competitors are large enterprises resulting in inflexible operations.  Some of our competitors receive less government support.  We believe we also have the following advantages over our competitors:

1.           Our Cost Structure

We believe our wind turbines and technological process provides for lower manufacturing costs resulting from significantly more efficient material usage, use of fewer parts and fewer manufacturing steps for our product as compared to our competitors.  We believe the installation costs of our product are also significantly lower as compared to our competitors because our wind turbine has a simple structure, lighter total weight and can be more easily installed at less cost than the cost of installation of three-bladed wind turbines used by our competitors.  Further, we believe use of our two-bladed wind turbine can also significantly reduce overall maintenance costs for a wind farm because it is equipped with condition monitoring system which monitors the operational condition of the wind turbine, and signals for maintenance based on actual turbine condition, increasing revenue and reducing maintenance costs.  These cost advantages greatly reduce the initial investment, installation costs and maintenance costs of wind farm for owners using our two-bladed wind turbine.

a.           The constitution of the typical wind farm investment includes:

No.	Constitution
(i)	Wind turbine
(ii)	Tower
(iii)	Foundation
(iv)	Transportation, hoisting
(v)	Others

b.           Comprehensive analysis of unit price

(i)           Comparison of Wind Turbine Cost                               Unit: RMB

Type	Unit Price (ten thousand/unit)	Unit cost of capacity (Yuan/kw)	Percentage
1.5MW	645	4300	100%
GC Nordic 1.0MW	300	3000	70%

(ii)           Comparison of Tower Cost

Type	Height (m)	Weight (t)	Unit cost of capacity (ten thousand/MW)	Percentage
1.5MW	70	116	86	100%
GC Nordic 1.0MW	70	65	72	84%

(iii)           Comparison of foundation cost

Type	Expenses (ten thousand)	Unit cost of capacity (ten thousand/MW)	Percentage
1.5MW	39	26	100%
GC Nordic 1.0MW	9.6	9.6	37%

(iv)           Comparison of hoisting cost

Type	Crane cost	Hoisting Time	Hoisting Time of unit capacity	Percentage
1.5MW	100T Crane 1 set 30T Crane 1 set	2 day/set	1.333 day/MW	100%
GC Nordic 1.0MW	80T Crane 1 set	1 day/set	1 day/MW	75%

(v)           Comparison of Transportation Cost (assuming the same transportation tool, same distance, the same unit price for each ton)

Type	Pay load	Unit volume weight	Percentage
1.5MW	90T	60T/MW	100%
GC Nordic 1.0MW	40T	40T/MW	67%

2.           Our Relationship with Guoce Science and Technology

Since GC China Turbine Group was formed by certain founders and management of Guoce Science and Technology, some of these individuals, including Mr. Hou Tie Xin, Mr. Xu Jia Rong, Ms. Qi Na, who also formed our initial core management team, we have the advantage of initial strategic guidance and the supply of necessary start-up resources. The main businesses of Guoce Science and Technology’s include research and development, production, sales, and system engineering services of power testing instrument, computer-based monitoring system for hydropower station, hydropower governor, hydropower station excitation, direct current system, substation automation, power dispatching automation, network monitoring, cluster server, and computer storage technology.

Guoce Science and Technology has a strong reputation as a provider of technology services in the energy industry.  Its businesses cover the whole power industrial chain with products ranging from power generation to power transmission to every sector of power utilization. With the complete product framework, it expects to compete in the industry for a long time.

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

Research and Development

GC China Turbine identified a 2-bladed wind turbine technology in the wind energy space that would be reliable and cost-effective to manufacture. While the 2-blade technology is less commonly used in the China wind farm market compared to 3-blade technology, the development project that created the 2-bladed wind turbine has been operating for 10 years with 97% availability and was developed through a 10 year research project costing over US$75 million. Our technology is based on the core concepts of “soft design,” which has been developed with the assistance of certain former personnel of Deltawind AB who have joined our Company. Those personnel are assisting in the research and development efforts as well as the testing of the new Chinese components.

In December 30, 2009, GC Nordic jointly established GC Windpower AB in Sweden with Tomas Lyrner, a former employee of Nordic Windpower AB and founder of Deltawind AB. 85% percent of the shares of GC Windpower AB are held by GC Nordic and 15% by Mr. Lyrner. GC Windpower AB is a research and development center of GC Nordic, and will contribute to GC Nordic all of the intellectual property rights it develops.  In 2010 to 2011, this research and development center will focus on the development of 2.5MW and offshore wind turbines.

Our current product is a 1.0MW utility scale turbine with another upgraded 1.1MW prototype under trial assembly, and designs for a 2.5MW and offshore utility scale turbine in development.  For fiscal years 2009 and 2010, we have spent US$90,437 and US$918,732, respectively, on research and development expenses. The Company plans to continue investing more in research and development for its larger scale turbines.  The Company is expecting the production of its 2.5MW wind turbines to commence in 2012.  The 3.0MW offshore wind turbine has the same structure as the 2.5MW wind turbine, but with changes on the foundation and higher rotation.  Therefore, the research and development of the 3.0MW offshore wind turbine will be carried out simultaneously with that of the 2.5MW wind turbine.

Intellectual Properties and Licenses

The following table describes the intellectual property currently owned by GC Nordic:

Type	Name	Category Number and Description	Issued By	Duration	Description
Trademark	GC NORDIC	39 (transport; packaging and storage of goods; travel arrangement)	State Trademark Administration	September 28, 2009 to September 27, 2019	N/A

Trademark	Nordic	39 (transport; packaging and storage of goods; travel arrangement)	State Trademark Administration	June 21, 2009 to June 20, 2019	N/A

Trademark	诺德
7 (Machines and machine tools; motors and engines (except for land vehicles); machine coupling and transmission components (except for land vehicles); agricultural implements other than hand-operated; incubators for eggs)
			State Trademark Administration	June 7, 2009 to June 6, 2019	N/A

Patent	Passive-Yaw System	Utility patent	State Intellectual Property Office of People’s Republic of China	October 6, 2010 to October 6, 2020	Allows for a lighter tower and smaller foundation, thereby reducing the manufacturing costs for a complete machine.

Patent	Flexible drive system for support-tube structure	Utility patent	State Intellectual Property Office of the People’s Republic of China	November 24, 2010 to November 24, 2020	Lighter than a stiff tower so as to directly save raw material costs.

Patent	Teeter-structured flexible hub	Utility patent	State Intellectual Property Office of the People’s Republic of China	November 3, 2010 to November 3, 2020	Can significantly reduce fatigue on all moving parts, extending the service life and reducing operational costs.

GC China Turbine takes all necessary precautions to protect our intellectual property.  Aside from registering our trademarks with the State Trademark Administration and filing patents to protect our intellectual property, our marketing team also diligently conducts market research to ensure that our intellectual property is not being violated. However, we cannot assure you that we will be able to protect or enforce our intellectual property rights.  In the event of any infringement upon our intellectual property rights, we will pursue all legal rights and remedies.

On November 30, 2010, we entered into a Termination, Release and Settlement Agreement (the “Agreement”) with Nordic Windpower, among others, pursuant to which the parties agreed that Nordic Windpower shall not use the mark “NORDIC WINDPOWER” in China and we shall not use the mark “NORDIC” or any confusingly similar marks outside of China, subject to legal requirements.  Further, we consented to Nordic Windpower’s use and registration of the mark or any mark incorporating the term “NORDIC” outside of China, and Nordic Windpower consented to our use and registration of the mark “GC NORDIC” or “GUOCE NORDIC” in China.  In addition, the parties agreed to terminate the technical license between Wuhan Guoce Nordic New Energy Co., Ltd. and Deltawind AB that was subsequently transferred from Deltawind AB to Nordic Windpower Limited.

China Economic Incentive Policies

To support the development of wind power technology and growth of the in-grid wind power market, the Chinese government has implemented a series of projects and also stipulated a series of economic incentive policies.

Ride the Wind Program

To import technology from foreign companies and to establish a high-quality Chinese wind turbine generator sector, the former State Development and Planning Commission (“SDPC”) initiated the “Ride the Wind Program” in 1996. This initiative led to two joint ventures, NORDEX (Germany) and MADE (Spain).  These joint ventures effectively introduced a 600 kilowatts wind turbine generator manufacturing technology into China.  This program has already been implemented and is not applicable to our Company.

National Debt Wind Power Program

To encourage the development of domestic wind power equipment manufacturing, the former State Economic & Trade Commission (“SETC”) implemented the “National Debt Wind Power Program.”  This program required the purchase of qualified, locally-made wind power components for new generation projects.  China’s government provided bank loans with subsidized interest to wind farm owners as compensation for the risk of using locally-made wind turbine generators.  These loans funded construction of demonstration project wind farms with a total installed capacity of 8MW.  This program has been completed and was meant for wind farm owners, not wind farm manufacturers, and therefore we did not apply for the program.

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

This project is not yet applicable to our Company and as such we have not applied for any of its programs.

Governmental Regulations

This section sets forth a summary of the most significant regulations or requirements that affect our business activities in China.

Compliance with Circular 75, Circular 106 and the 2006 M&A Regulations

On October 21, 2005, State Administration of Foreign Exchange (the “SAFE”) issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Circular 75, which became effective as of November 1, 2005. According to Circular 75, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing such offshore company with assets or equity interests in an onshore enterprise located in the PRC, or an offshore special purpose company.  An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore special purpose company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore special purpose company. To further clarify the implementation of Circular 75, the SAFE issued Circular 106 on May 29, 2007. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders or beneficial owners who are PRC residents in a timely manner.

Our current shareholders and/or beneficial owners may fall within the ambit of the SAFE notice and be required to register with the local SAFE branch as required under the Circular 75. If so required, and if such shareholders and/or beneficial owners fail to timely register their SAFE registrations pursuant to the Circular 75, or if future shareholders and/or beneficial owners of our company who are PRC residents fail to comply with the registration procedures set forth in the Circular 75, this may subject such shareholders, beneficial owners and/or our PRC subsidiaries to fines and legal sanctions and may also limit our ability to contribute additional capital (including using the proceeds from this offering) into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to our company, or otherwise adversely affect our business.

On August 8, 2006, six PRC ministries and commissions promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006. According to the 2006 M&A Rule, a “Round-trip Investment” refers that a PRC business owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the 2006 M&A Rule, any Round-trip Investment must be approved by the Ministry of Commerce, or MOFCOM, and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law. In the opinion of our PRC legal counsel dated September 30, 2009, Global Law Office, the GC Nordic Acquisition does not constitute a Round-trip investment under 2006 M&A Rule as there were no PRC citizens, including the former nine individual shareholders of GC Nordic, who had direct or indirect equity interests within Luckcharm at the date of the GC Nordic Acquisition.

However, the PRC regulatory authorities may take the view that the reverse acquisition transaction and related transaction documents including the call option agreements and the voting trust agreements are part of an overall series of arrangements which constitute a Round-trip Investment, because at the end of these transactions, the Founders of GC Nordic will become the majority shareholders of a foreign entity that acquired ownership of our Chinese subsidiary.  The PRC regulatory authorities may also take the view that the registration of the reverse acquisition with the Wuhan office of the PRC State Administration of Industry and Commerce, or AIC, and the filings with the SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the Exchange Agreement and its link with the GC Nordic Acquisition. If the PRC regulatory authorities take the view that the GC Nordic Acquisition constitutes a Round-trip Investment under the 2006 M&A Rule, we cannot assure you that we will be able to obtain the approval required from MOFCOM.

If the GC Nordic Acquisition is found to constitute a Round-trip Investment or be in violation of any provision under the PRC 2006 M&A Rules, the relevant PRC authorities, including MOFCOM, which is the primary regulator of foreign investment in China, the State Administration of Foreign Exchange (“SAFE”) and the State Administration of Industry and Commerce (“SAIC”) would have broad discretion in dealing with these violations, including: discontinuing or restricting GC Nordic’s operations, requiring us or GC Nordic to restructure the relevant ownership structure, restricting or prohibiting our remittance of the dividend and our use of the proceeds of our private placement to finance our business and operations in China, or imposing conditions or requirements with which we or GC Nordic may not be able to comply. The imposition of any of these penalties would result in a material and adverse effect on our business, cash flow, results of operations, reputation and prospects, as well as our dividend distribution and price of our shares.

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

Income Tax on Foreign Investment Enterprises

GC Nordic is subject to income tax at a rate of 15% of their taxable income starting from January 1, 2010 as compared to 25% in previous years as a result of being treated as a High-Tech Enterprise, which is entitled to enjoy a favorable tax treatment for 10% deduction on income tax for three consecutive years.  In addition, newly established and acquired subsidiaries are still subject to a 25% tax rate.

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

Wholly foreign-owned enterprise

There are three common forms for foreign companies to make investment and operate business in China, including Sino-foreign equity joint venture, Sino-foreign cooperation joint venture and wholly foreign-owned enterprise, which are subject to three different Chinese laws.  Wholly foreign-owned enterprises are governed by the Law of the People’s Republic of China Concerning Enterprises with Sole Foreign Investments, which was promulgated on 12th April, 1986 and amended on 31 October 2000, and its Implementation Regulations promulgated on 12th December, 1990 and amended on 12 April 2001 (together the “Foreign Enterprises Law”).

In order to completely control GC Nordic’s businesses and assets in China, Luckcharm acquired all of GC Nordic’s shares and restructured GC Nordic from a Chinese-owned company to be a wholly foreign-owned enterprise on August 5, 2009. After the completion of the reverse acquisition in October 2009, Luckcharm became our wholly-owned subsidiary, and, as a result, we indirectly controlled the businesses, assets and operations of GC Nordic. Under our control, GC Nordic is maintained as a legal person pursuant to the Chinese laws, which enables us to operate business, market, manufacture, sell, bid for Chinese wind farm procurement and hire employees in China.

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

China promulgated the “Renewable Energy Law of People’s Republic of China, as amended” on December 26, 2009, to be implemented from April 1, 2010. The promulgation of such act is for the purpose of improving the Renewable Energy Law, and provides further legal protections to renewable energies including wind, solar energy and others.

The Ministry of the PRC issued the “Provisional Measures for Administration of Special Capital on Developing Renewable Energy Resources,” stipulating the establishment of “Special Capital on Developing Renewable Energy Resources” by utilization of the central budget to promote the development of renewable energy, especially on the local production of the mechanical equipments for the development and utilization of renewable energy.

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

Employees

The following table sets forth the number of our employees for each of our areas of operations and as a percentage of our total workforce as of December 31, 2010:

	Number of Employees	% of Employees
Management	8	5.84%
GM Office	12	8.76%
Engineering	4	2.92%
Accounting	7	5.11%
Financing and Investment	4	2.92%
Technology	18	13.14%
Quality Assurance	7	5.11%
Marketing	11	8.02%
Wind Resources	4	2.92%
Purchasing	7	5.11%
Production	47	34.31%
Logistics	8	5.84%
TOTAL	137	100.00%

The Company has 137 employees, most of whom have signed employment contracts and confidentiality agreements with the Company. Generally, the employment contract is 5 to 10 years for senior management personnel; 3 years for middle management personnel, marketing staff, technicians and other special staff; and 2 years for the rest. For non-experienced staff, the employment contract is 1 year. We believe that our relationship with our employees is good.

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

In addition, the Law of the People’s Republic of China on Appraising of Environment Impact Issued by the National People’s Congress of China which came into effect on September 1, 2003 provides the methods and institutions for analyzing, predicting and appraising the impact of operation and construction projects that might incur after they are carried out. In case a construction project of any company or enterprise fails to pass the examination, the construction may not be started. Regulations on the Administration of Construction Project Environmental Protection Issued by the State Council of China which came into effect on November 29, 1998 provide that the building of construction projects having impacts on the environment within the territory of the People’s Republic of China shall compile or submit a report on environmental impact, a statement on environmental impact or  a registration form on environmental impact in accordance with the extent of environmental impact of construction projects.

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

ITEM 1A.  RISK FACTORS.

Disclosure regarding Forward-Looking Statements

Except for statements of historical facts, this Annual Report on Form 10-K contains forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from projected results.  The words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions or variations thereof are intended to be forward looking statements.  Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of GC China Turbine Corp. and its subsidiaries, projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms.  Such statements reflect the current view of the Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Registrant’s industry, the Registrant’s operations and results of operations and any businesses that may be acquired by the Registrant.  Factors that could cause actual results to differ materially are discussed below.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

Our inability to comply with recently enacted LVRT requirements may adversely impact our business.

The PRC’s State Electricity Regulatory Commission has recently created new requirements which will ultimately require all wind turbines in China to have LVRT capacity installed.  LVRT refers to the capacity of wind turbines to maintain continuous operation during and after abrupt voltage dips.  LVRT-capable wind turbines would allow the power grid to be adjusted more quickly, thereby improving the overall safety and stability of the grid.  At present, the Company’s 1.0MW turbines do not qualify for the LVRT requirements.  As a result, the Kelipu and Shenzhen Guohan orders for 1.0MW turbines that have not been executed may be cancelled.  Further, the inability of the Company’s turbines to meet LVRT requirements in the future could significantly adversely impact the Company’s business as it may not be able to execute and fulfill future orders for its wind turbines.

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

For the fiscal year 2010, China Guodian and Guoneg Fengshen were the two customers that accounted for all of our sales revenue, and for the fiscal year ended 2009, Daqing Longjiang and Wuhan Kaidi were the two customers that accounted for all of our sales revenue.  Revenues and outstanding accounts receivable in 2008 were solely from one customer. As a result, currently we are substantially dependent upon the continued participation of these customers in order to maintain and continue to grow our total revenues. Significantly reducing our dependence on these customers is likely to take a long time and there can be no guarantee that we will succeed in reducing that dependence.  There is no assurance that any of these customers will continue to contribute to our total sales revenue in subsequent years.  Under present conditions, the loss of any one of these customers could have a material effect on our performance, liquidity and prospects.

Our inability to collect our accounts receivable could adversely impact our business.

As of December 31, 2010, our net accounts receivable balance of US$58,182,615 is comprised of amounts due from four customers and represents approximately 72% of our total assets.  Our inability to timely collect amounts receivable from our customers for any reason, including the inability of our customers to obtain governmental approval to operate their wind farms or the customers’ inability to operate their wind farms profitably, could result in a material adverse effect on our business, financial condition, results of operations or cash flows.

The inability of our customers to receive necessary governmental approvals for their wind farm projects may adversely impact our business.

The implementation of our contracts with Kelipu and Shenzhen Guohan has been delayed, pending the receipt of the necessary governmental approvals for these customers’ wind farm projects.  Any significant delay of our customers to receive the required governmental approval for their wind farm projects may result in a significant delay in our ability to deliver wind turbines, recognize revenue under such contracts and collect the related accounts receivable.  The timing of governmental approvals may also disrupt our production schedules and inability to provide wind turbines according to agreed upon terms in our contracts.  Further, if our customers are unable to receive the required governmental approvals, our contracts will likely be terminated, which could result in a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We do not own our primary facilities or have long- term leases for our primary facilities which means that we can be removed from these locations without notice or warning which could cause significant disruption to our business.

Our manufacturing facility is 36,000 square meters situated in the Donghu Development District, Wuhan, China. Currently we lease the land under our facility. There is no expiration date for the lease, which is provided free of charge by the Administrative Committee of Donghu Development District. We also lease our office facilities which is provided free of charge by the Wuhan Donghu New Technology Development Co., Ltd.  Because these facilities are provided by the government free of charge, we can be removed from these locations without notice or warning which could cause significant disruption to our business and manufacturing process and add unplanned expenses for us to relocate to new offices and facilities. In the event we get evicted from our current primary facilities and we are unable to immediately relocate, our business, financial condition and results of operations will be adversely affected.

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

We are party to various legal actions arising in the ordinary course of our business, such as the recently settled litigation with Nordic Windpower regarding the use of certain marks and the technical license agreement.  We cannot guarantee that any such claims will be resolved amicably in the near future, or ever. Such litigation may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. See “Legal Proceedings” for further details regarding any pending matters.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

We rely primarily on trade secret and contractual restrictions, as well as trademark and patent filings to protect our intellectual property. Nevertheless, these afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate. As a result, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of proprietary technology can be difficult and expensive.  Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others and the enforcement of intellectual property rights in China may be difficult.  Litigation may also be necessary to defend ourselves from claims of intellectual property infringement, including against any litigation initiated by Nordic Windpower if it believes any of the Company’s wind turbines contain Nordic Windpower trade secrets (outside of our patented technology) in China and overseas as a result of the Termination, Release and Settlement Agreement with Nordic Windpower, among others.  We cannot assure you that the outcome of any litigation will be in our favor.  Intellectual property litigation may be costly and may divert management attention as well as expend our other resources away from our business.  An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation.  In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.  The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Recently the Company has successfully applied for and received Chinese utility patents for its passive-yaw system, a flexible drive system for support-tube structure, and a teeter-structured flexible hub, which further underpin our commitment to technology leadership in the global wind energy market.  These patents are important to our strategy to differentiate our wind turbines because wind turbines produced based on such “soft design” technology offer a new choice and significant opportunities for many wind farm owners who we believe will benefit from reduced vibration and overhearing and improved service life and utilization rate.  We also believe that wind turbines produced using such “soft design” technology can be competitive in terms of manufacturing, installation, and maintenance costs.  If these wind turbines produced using “soft design” are able to achieve these benefits, they may offer the potential to improve overall wind turbine quality and increase investment returns of the owners.  Therefore, the received patents have begun to and will protect our intellectual property rights to some extent, which will also have positive effect on our business, financial condition or operating results.  However, implementation of China’s intellectual property-related laws has historically been lacking, primarily because of ambiguities in China’s laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries.  Our failure to protect our intellectual property for any reason could have a material adverse effect on our business, results of operations and financial condition.

Corporate insiders or their affiliates may be able to exercise significant control matters requiring a vote of our stockholders and their interests may differ from the interests of our other stockholders.

Pursuant to the Call Option Agreement and Voting Trust Agreement entered into by and between Golden Wind and certain of our officers and directors on September 30, 2009, such officers and directors have the opportunity to acquire, as well as to vote, all of the shares of GC China Turbine issued to Golden Wind as part of the reverse acquisition, which shares comprise of 54% of our issued and outstanding common stock.  Such officers and directors have received 60% of the shares as of the date of this annual report and will receive 40% of the shares subsequent to the filing of this report.  As a result, these officers and directors may be able to exercise significant control over matters requiring approval by our stockholders.  Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions.  Certain transactions are effectively not possible without the approval of these officers and directors by virtue of their control over the shares held by Golden Wind, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.

We may be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Section 404 requires us to include an internal control report with this Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our debt and equity securities.  As of December 31, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, as of the year ended December 31, 2010, that its internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules.  Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

i)	We lack additional personnel with the experience to properly analyze and record complex transactions in accordance with U.S. GAAP.

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

On August 8, 2006, six PRC ministries and commissions promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006. According to the 2006 M&A Rule, a “Round-trip Investment” refers that a PRC business owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s).  Under the 2006 M&A Rule, any Round-trip Investment must be approved by the Ministry of Commerce, or MOFCOM, and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.  In the opinion of our PRC legal counsel dated September 30, 2009, Global Law Office, the GC Nordic Acquisition does not constitute a Round-trip investment under 2006 M&A Rule as there were no PRC citizens, including the former nine individual shareholders of GC Nordic, who had direct or indirect equity interests within Luckcharm at the date of the GC Nordic Acquisition.

However, the PRC regulatory authorities may take the view that the reverse acquisition transaction and related transaction documents including the call option agreements and the voting trust agreements are part of an overall series of arrangements which constitute a Round-trip Investment, because at the end of these transactions, the Founders of GC Nordic will become the largest shareholders of a foreign entity that acquired ownership of our Chinese subsidiary. The PRC regulatory authorities may also take the view that the registration of the reverse acquisition with the Wuhan office of the PRC State Administration of Industry and Commerce, or AIC, and the filings with the SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the Exchange Agreement and its link with the GC Nordic Acquisition. If the PRC regulatory authorities take the view that the GC Nordic Acquisition constitutes a Round-trip Investment under the 2006 M&A Rule, we cannot assure you that we will be able to obtain the approval required from MOFCOM.

If the GC Nordic Acquisition is found to constitute a Round-trip Investment or be in violation of any provision under the PRC 2006 M&A Rules, the relevant PRC authorities, including MOFCOM, which is the primary regulator of foreign investment in China, the State Administration of Foreign Exchange (“SAFE”) and the State Administration of Industry and Commerce (“SAIC”) would have broad discretion in dealing with these violations, including: discontinuing or restricting GC Nordic’s operations, requiring us or GC Nordic to restructure the relevant ownership structure, restricting or prohibiting our remittance of the dividend and our use of the proceeds of our private placement to finance our business and operations in China, or imposing conditions or requirements with which we or GC Nordic may not be able to comply. The imposition of any of these penalties would result in a material and adverse effect on our business, cash flow, results of operations, reputation and prospects, as well as our dividend distribution and price of our shares.

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

We conduct substantially all of our business through subsidiaries and affiliated entities in China. These entities are generally subject to laws and regulations applicable to foreign investment in China. China’s legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and China’s legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$5.00 per share or an exercise price of less than US$5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to investors, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiaries.  However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.  As of December 31, 2010, the amount of our restricted net assets was US$17,776,327.  Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Wuhan offices and facilities

Our principal executive offices and our primary facilities are located in Wuhan City, China.  The table below provides a general description of our facilities:

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

Taonan facilities

In early 2010, the Company decided to invest and construct a production base in Taonao, Jilin Province, for the purpose of enhancing its production capability, as well as to enable it to produce wind turbines with larger unit power. The construction of this Taonan production base started in May, 2010 and is located in the border region among the provinces of Jilin, Inner Mongolia and Liaoning in one of the newest wind resource development areas in China, and as a result, such production base is well positioned geographically.

ITEM 3. LEGAL PROCEEDINGS.

On December 4, 2009, Nordic Windpower USA, Inc. (“Nordic Windpower”) filed a lawsuit (the “Lawsuit”) against GC China Turbine Corp., f.k.a. Nordic Turbines, Inc., in the U.S. District Court for the Northern District of California, alleging trademark infringement, trademark dilution, unfair competition and trade dress infringement. The complaint stated that Nordic Windpower seeks to enjoin us from using the mark “Nordic Turbines” and to take any corrective action related to our use, recover damages sustained from our use of the mark “Nordic Turbines” and to obtain a judgment against us because we allegedly competed unfairly under the California Business and Professions Code.  Nordic Windpower filed an amended complaint on December 23, 2009.

On November 30, 2010, we entered into a Termination, Release and Settlement Agreement (the “Agreement”) with Nordic Windpower, among others, pursuant to which, the parties agreed to the settlement of all disputes between the parties and to dismiss the Lawsuit.  Further, the parties agreed that Nordic Windpower shall not use the mark “NORDIC WINDPOWER” in China and we shall not use the mark “NORDIC” or any confusingly similar marks outside of China, subject to legal requirements.  Further, we consented to Nordic Windpower’s use and registration of the mark or any mark incorporating the term “NORDIC” outside of China, and Nordic Windpower consented to our use and registration of the mark “GC NORDIC” or “GUOCE NORDIC” in China.  In addition, the parties agreed to terminate the technical license between Wuhan Guoce Nordic New Energy Co., Ltd. and Deltawind AB that was subsequently transferred from Deltawind AB to Nordic Windpower Limited.

ITEM 4.  REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is not listed on any stock exchange.  Our common stock is traded over-the-counter on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “GCHT.OB”.  Our common stock has been trading on the OTCBB since May 15, 2009 and the following table sets forth the high and low bid information for our common stock for the indicated quarters, as reported by the OTCBB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	Low	High
2009
May 15, 2009 – June 30, 2009	$0.00	$1.11
Quarter ended September 30, 2009	$0.93	$1.50
Quarter ended December 31, 2009	$1.09	$4.07

	Low	High
2010
Quarter ended March 31, 2010	$1.85	$3.00
Quarter ended June 30, 2010	$1.10	$2.00
Quarter ended September 30, 2010	$0.76	$1.51
Quarter ended December 31, 2010	$0.38	$0.95

	Low	High
2011
Quarter ended March 31, 2011 (through March 30, 2011)	$0.32	$0.65

As of March 30, 2011, the closing sales price for shares of our common stock was $0.45 per share on the OTCBB.

Stockholders

As of March 30, 2011, there were approximately 44 shareholders of record of our common stock based upon the shareholders’ listing provided by our transfer agent.  Our transfer agent is Holladay Stock Transfer Inc.  The transfer agent’s address is 2939 N. 67th Place Suite C, Scottsdale, AZ 85251, and its phone number is (480) 481-3970.

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

Recent Sales of Unregistered Securities

On October 30, 2009, we issued 32,383,808 shares of our common stock to the Golden Wind in exchange for 100% of the capital stock of Luckcharm. The issuance of the common stock to the Golden Wind pursuant to the Exchange Agreement was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereof.  We made this determination based on the representations of the sole shareholder of Golden Wind which included, in pertinent part, that such shareholder was an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such shareholder was acquiring our common stock, for investment purposes for its own account and not as nominee or agent, and not with a view to the resale or distribution thereof, and that such shareholder understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Between October 5, 2009 and October 30, 2009, we entered into Securities Purchase Agreements with the Investors, pursuant to which the Investors purchased 6,400,000 shares of our common stock, at a purchase price of US$1.25 per share for an aggregate offering price of US$8,000,000. Additionally, we issued warrants to each Investor in an amount equal to 10% of the number of shares that an Investor purchased and an aggregate of 560,000 warrants to advisors and placement agents, with each warrant having an exercise price of US$1.00 per share and being exercisable at any time within 3 years from the date of issuance.  On October 30, 2009, we entered into a Note Purchase Agreement with Clarus whereby Clarus agreed to loan US$1,000,000 to us upon the effective date of delivery of 20 wind turbine systems by GC Nordic to its customers.  The loan will be in the form of a convertible promissory note which shall bear interest at a rate of 1% per month (the “Note”), and have a maturity date of 2 years from the date of issuance of the Note.  However, both parties have agreed to terminate the Note with negotiation on detailed terms ongoing.

The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act. We made this determination based on the representations of Investors, which included, in pertinent part, that such shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Act, and that such Investor was acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that each Investor understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On July 31, 2009, we issued convertible promissory notes to certain foreign accredited investors for proceeds of US$10,000,000.  The notes bear interest at 6% per annum or the lowest rate permissible by law calculated annually. Upon closing of certain agreements, the principal and accrued interest will automatically be converted into shares of common stock of the Company, at a rate of US$0.80 per share.  We offered and sold the convertible notes in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On June 8, 2009, we issued convertible promissory notes to certain foreign accredited investors for aggregate proceeds of US$1,015,000, of which US$1,000,000 was subsequently assigned by such investors to Clarus.  On October 30, 2009, we agreed to amend the terms of the note with Clarus, such that upon the six month anniversary of the date of delivery of 20 wind turbine systems by GC Nordic to its customers, the note would automatically convert into shares of our common stock at US$2.00 per share.  On June 12, 2010, six months after the delivery of 20 wind turbines systems, the note was automatically converted into 500,000 shares of our common stock at the conversion price of $2.00 per share.  We offered and sold the convertible notes in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Issuer Purchase of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2010, 2009 and 2008, should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this annual report on Form 10-K. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this annual report on Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We are a wind turbine manufacturer located in Wuhan City of Hubei Province, China.   Our current product is a 2-blade, 1.0 megawatt utility scale turbine with another 1.1 megawatt 2-blade utility scale wind turbine prototype under trial assembly, which is upgraded based on the 1.0 megawatt wind turbine.  Designs for a 2.5 megawatt and larger offshore megawatt utility scale turbines are also in the development.  We have already successfully won six wind farm contracts and begun delivering turbines to fulfill some of these contracts.

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

Revenue Recognition

We recognize revenues in accordance with ASC 605-10 (pre-codification reference as Staff Accountant Board (“SAB”) No.104, “Revenue Recognition”), when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. For an arrangement with multiple deliverables, we recognize product revenues in accordance with ASC 605-25 (pre-codification reference as Emerging Issues Task Force (“EITF”) No.00-21, “Revenue Arrangements with Multiple Deliverables”).

In October 2009, the FASB published ASU 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. We prospectively adopted ASU 2009-13 on January 1, 2010.

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

For the year ended December 31, 2010, the adoption of ASU 2009-13 decreased revenue, income before provision for income tax and net income by US $1,799,993, US$599,476 and US$507,756, respectively, with a decrease of US$0.01 on both basic and diluted EPS, as compared to application of the previous guidance.

The Company did not elect to adopt ASU 2009-13 retrospectively for prior periods revenue recognition for those arrangements signed prior to the fiscal year of 2010 will not be affected by ASU 2009-13.  If the arrangements accounted for under Subtopic 605-25 were subject to the measurement requirements of ASU 2009-13, our revenue would have been US$12,377,441, or decreased by US$382,807 compared to the revenue recognized under Subtopic 605-25, for the year ended December 31, 2009.

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

From time to time, revenue is recognized under a bill and hold arrangement.  Recognition of revenue on bill and hold arrangements occurs when risk of ownership has passed to the customer, a fixed commitment has been provided by the customer, the goods are complete and ready for shipment, the goods are segregated from inventory, no performance obligation remains, and a schedule for delivery has been established.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts.  We conduct credit reviews for customers to whom we extend credit terms. We estimate the amount of accounts receivable that may not be collected by both specific identification of customer account where appropriate and the application of the general provision primarily based on the age of our accounts receivable.

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

BACKLOG

Our current contracts consist of 140 units of our 1.0 MW wind turbines as of both December 31, 2010 and 2009.  The 140 units representing approximately US$121.5 million, was composed of 50 units in connection with the sales contract with Daqing Longjiang, offset by 10 units delivered, 50 units in connection with the sales contract with Wuhan Kaidi, offset by 10 units delivered, 50 units in connection with the sales contract with Kelipu, and 10 units in connection with the sales contract with Shenzhen Guohan.  However, according to new PRC requirements, turbines that are connecting to the grid in the future will need to be equipped gradually with LVRT capability and larger unit power.  As a result, the contracts of Kelipu and Shenzhen Guohan that have not been executed in the amount of US$36.3 million and US$8.2 million, respectively, may be cancelled as the 1.0MW turbine does not qualify for the LVRT requirements.  As for orders by Daqing Longjiang and Wuhan Kaidi that have been executed and delivered, the Company will make best efforts in executing the remainder of the contracts.  Nevertheless, to date, the Company has not received any demand from Daqing Longjiang and Wuhan Kaidi to execute the remainder of the contracts.  See “Business - Our Customers.”

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2010 and December 31, 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year ended December 31,
	2010		2009
	$	% of Revenue	$	% of Revenue
	(in US$, except for percentages)
Revenue	$58,199,785	100.00%	$12,760,248	100.00%
Cost of sales	41,903,175	72.00%	9,792,077	76.74%
Gross profit	16,296,610	28.00%	2,968,171	23.26%
Operating expense	3,998,765	6.87%	1,129,795	8.85%
Profit from operations	12,297,845	21.13%	1,838,376	14.41%
Other, net	1,163,557	2.00%	(158,365)	(1.24	) %
Provision for income tax	2,066,875	3.55%	1,340,364	10.50%
Net income attributable to GC China Turbine Corp. shareholders	$11,394,527	19.58%	$339,647	2.67%

Revenue

Sales for the year ended December 31, 2010 were US$58,199,785 compared to US$12,760,248 for the year ended December 31, 2009.  This increase of US$45,439,537 or 356%, was due to an increase in the number of units sold during 2010 as compared with 2009.  Our production facilities were operational for all of 2010, during which we recorded sales of 100 units of 1.0 MW wind turbines, as compared to 16 wind turbines sold in 2009.

Cost of Sales and Gross Profit Margin

Total cost of sales for the year ended December 31, 2010 was US$41,903,175, an increase from US$9,792,077 in 2009. Gross profit for fiscal year ended 2010 was US$16,296,610 or 28% of revenue compared to 23.26% for fiscal year 2009.  The increase was mainly due to a combination of (a) we were released of the obligation for paying royalties to Nordic Windpower in accordance with the settlement agreement signed between the Company and Nordic Windpower, and as a result, the previously accrued royalties were reversed and the technical license was fully amortized, the comprehensive impact of which had a positive influence on the decrease of our cost of sales in 2010, and (b) the increase in the quantity of wind turbines produced, which leads to relevant decreases in the manufacturing costs per unit due to economies of scale, has also been a direct cause for the increase in gross profit margin.

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.

	Year ended December 31,
	2010		2009
	$	% of Revenue	$	% of Revenue
	(in US$, except for percentages)
Revenue	$58,199,785	100.00%	$12,760,248	100.00%
Raw materials	39,707,767	68.23%	8,358,180	65.50%
Labor	201,046	0.35%	31,055	0.24%
Other and overhead	1,994,362	3.42%	1,402,842	11.00%
Total cost of sales	41,903,175	72.00%	9,792,077	76.74%
Gross profit	$16,296,610	28.00%	$2,968,171	23.26%

The largest component of our cost of sales, raw materials, consists of components, fittings and materials used in the manufacture of our wind turbines.  Most of these raw materials are procured within China.  Localization of the Company’s raw materials for its wind turbine products has also resulted in corresponding lower sales prices per unit as compared to 2009.

Operating Expenses, Interest Expense (Income) and Other Expense (Income)

	Year ended December 31,
	2010			2009
	$	% of Revenue		$	% of Revenue
	(in US$, except for percentages)
Gross profit	$16,296,610	28.00%		$2,968,171	23.26%
Operating expenses:
Selling expenses	1,021,277	1.75%		144,440	1.13%
Research and development expenses	918,732	1.58%		90,437	0.71%
General and administrative expenses	2,244,811	3.86%		973,965	7.63%
Other operation income	(186,055)	(0.32	) %	(79,047)	(0.62	) %
Total	3,998,765	6.87%		1,129,795	8.85%
Income from operations	12,297,845	21.13%		1,838,376	14.41%
Interest expense	346,192	0.59%		159,229	1.25%
Interest income	(302,278)	(0.52	) %	(47,529)	(0.37	) %
Other expense net	3,090	0.01%		54,356	0.43%
Loss from debt extinguishment	-	-%		57,802	0.44%
Gain from change in fair value of warrant liability	(1,181,499)	(2.03	) %	(65,493)	(0.51	) %
Provision for income tax	2,066,875	3.55%		1,340,364	10.50%
Income before equity investment income	11,365,465	19.53%		339,647	2.67%
Equity investment income, net of tax	4,410	0.01%		-	-%
Net income	11,369,875	19.54%		339,647	2.67%
Net loss attributable to noncontrolling interests	(24,652)	(0.04	) %	-	-%
Net income attributable to GC China Turbine Corp. shareholders	$11,394,527	19.58%		$339,647	2.67%

Operating Expenses

Selling expenses in 2010 increased by US$876,837 from US$144,440 in 2009 to US$1,021,277 in 2010.  This was primarily due to the rise of revenue during 2010 as compared with 2009.  Additionally, the level of salaries and welfare for employees has relatively improved.  As a result, selling expenses for the year ended December 31, 2010 which included the addition of eight sales personnel, salaries and bonus, travelling expenses, marketing, office supplies and other expenses increased when compared with the year ended December 31, 2009.

Research and development expenses were US$918,732 for the fiscal year ended December 31, 2010 compared to US$90,437 for the fiscal year ended December 31, 2009.  We incorporated Guoce Nordic AB and GC Wind Power AB in Sweden which are engaged in 1.1MW, 2.5MW and 3.0MW wind turbine research.  The increase was primarily attributable to the research and development activities of the 1.1MW, 2.5MW and 3.0MW wind turbines during 2010.

General and administrative expenses increased by US$1,270,846 from US$973,965 in 2009 to US$2,244,811 in 2010.  With the development of the business and increased headcount, the level of salaries and welfare for employees have significantly increased for salary and bonus, office expense and travelling expense.  Furthermore, our professional fees increased by US$553,516 in the year ended December 31, 2010 for expenses associated with the filing of periodic reports with the SEC and other consulting services related to tax, human resources (“HR”), internal control, and legal services.

Other operation income increased by US$107,008 from US$79,047 in 2009 to US$186,055 in 2010.  This was mainly due to the increase in unrestricted government subsidies from local government agency.

Interest Expense

Interest expense was US$346,192 for the year ended December 31, 2010 compared to US$159,229 for the year ended December 31, 2009.  The increase of interest expense was mainly due to the short-term bank borrowings drawn down in late June 2010 and November 2010.

Interest Income

Interest income was US$302,278 for the year ended December 31, 2010 compared to US$47,529 for the year ended December 31, 2009.  The increase was primarily due to the amortization of premium in the amount of US$50,500 for convertible promissory note, the amortization for the difference between long-term accounts receivable’s present value and face amount in the amount of US$56,527, and interest income earned from term deposit and short-term lending to related parties of US$56,430 and US$138,080, respectively, for the year ended December 31, 2010.  Interest income in 2009 mainly consisted of the amortization of premium in the amount of US$22,250 for convertible promissory note, and interest income earned from short-term lending to related parties of US$21,470.

Gain from Change in Fair Value of Warrant Liability

We recorded a gain on fair value change of US$1,181,499 of the warrant liability for the year ended December 31, 2010.  In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, we granted warrants to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares.  We recorded the fair value of the warrants of US$1,332,881 on day one as warrant liability in the consolidated balance sheets as the warrants do not qualify for equity classification under US GAAP.  The warrant liability was re-measured at fair value of US$85,889 and US$1,267,388 as of December 31, 2010 and 2009, respectively.  The fair value change of US$1,181,499 was recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the year ended December 31, 2010.

Provision for Income Tax

Income tax provision for the year ended December 31, 2010 was US$2,066,875 compared to income tax provision of US$1,340,364 for the year ended December 31, 2009.  The effective tax rate for the year ended December 31, 2010 decreased by 64.6% from the 80% effective tax rate for the year ended December 31, 2009 to 15.4%.  The decrease was primarily due to a combination of (a) income tax liability of US$825,000 arising from the US$3,300,000 cash consideration paid by Luckcharm to the Founders during the recapitalization which was deemed as capital contribution subject to PRC income tax for the year ended December 31, 2009, and (b) effective January 1, 2010, GC Nordic is entitled to enjoy a 15% preferential tax rate as a high-and-new technology enterprise.

Net Income Attributable to Shareholders

Net income attributable to shareholders for the year ended December 31, 2010 was US$11,394,527, an increase of US$11,054,880 from net income attributable to shareholders of US$339,647 for the year ended December 31, 2009.  This is mainly due to the rise of revenue for the year ended December 31, 2010 in the amount of US$58,199,785 compared to US$12,760,248 for year ended December 31, 2009.

Comparison of Years Ended December 31, 2009 and December 31, 2008

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year ended December 31,
	2009			2008
	$	% of Revenue		$	% of Revenue
	(in US$, except for percentages)
Revenue	$12,760,248	100.00%		$3,065,007	100.00%
Cost of sales	9,792,077	76.74%		2,970,613	96.92%
Gross profit	2,968,171	23.26%		94,394	3.08%
Operating expense	1,129,795	8.85%		546,007	17.81%
Profit (loss) from operations	1,838,376	14.41%		(451,613)	(14.73	) %
Other, net	158,365	1.24%		42,717	1.39%
Provision (benefit) for income tax	1,340,364	10.50%		(115,742)	(3.78	) %
Profit (loss) from operations	$339,647	2.67	% $	(378,588)	(12.34	) %

Revenue

Sales for the year ended December 31, 2009 were US$12,760,248 compared to US$3,065,007 for the year ended December 31, 2008. This increase of $9,695,241, or 361%, was due to an increase in the number of units sold during 2009 as compared with 2008.  Production of our wind turbines began during 2008, and four wind turbines were sold in 2008.  Our production facilities were operational for all of 2009, during which we recorded sales of 16 units of 1.0 MW wind turbines.  We started mass production based on orders from our customers during the second half of 2009, and we expect to have sales during every quarter of fiscal 2010.

Cost of Sales and Gross Profit Margin

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.

	Year ended December 31,
	2009		2008
	$	% of Revenue	$	% of Revenue
	(in US$, except for percentages)
Revenue	$12,760,248	100.00%	$3,065,007	100.00%
Raw materials	8,358,180	65.50%	2,235,843	72.95%
Labor	31,055	0.24%	9,095	0.30%
Other and overhead	1,402,842	11.00%	725,675	23.67%
Total cost of sales	9,792,077	76.74%	2,970,613	96.92%
Gross profit	$2,968,171	23.26%	$94,394	3.08%

Total cost of sales for the year ended December 31, 2009 was US$9,792,077, an increase from US$2,970,613 in 2008. Gross profit for fiscal year ended 2009 was US$2,968,171 or 23.26% compared to 3.08% for fiscal year 2008.  The increase in gross profit as a percentage of total net sales is due to the allocation of our overhead expenses over a larger number of units sold in 2009 as compared to the fiscal year 2008.  As compared to the cost of raw materials expenses and labor, which are directly tied to our net sales, our overhead expenses are generally fixed or increase or decrease at a much lower rate than net sales.  We started mass production starting from the second half of 2009 and recognized revenue of 16 wind turbines. While in 2008, only 4 wind turbines were sold during the whole year.

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

Operating Expenses, Interest Expense (Income) and Other Expense (Income)

	Year ended December 31,
	2009			2008
	$	% of Revenue		$	% of Revenue
	(in US$, except for percentages)
Gross profit	$2,968,171	23.26%		$94,394	3.08%
Operating expenses:
Selling expenses	144,440	1.13%		57,925	1.89%
Research and development expenses	90,437	0.71%		94,300	3.08%
General and administrative expenses	973,965	7.63%		393,782	12.85%
Other operation income	(79,047)	(0.62	) %	-	-%
Total	1,129,795	8.85%		546,007	17.81%
Income (loss) from operations	1,838,376	14.41%		(451,613)	(14.73	) %
Interest expense	159,229	1.25%		106,231	3.47%
Interest income	(47,529)	(0.37	) %	(1,405)	(0.05	) %
Other expense (income), net	54,356	0.43%		(62,109)	(2.03	) %
Loss from debt extinguishment	57,802	0.44%		-	-%
Gain from change in fair value of warrant

liability	(65,493)	(0.51	) %	-	-%
Provision (benefit) for income tax	1,340,364	10.50%		(115,742)	(3.78	) %

Net Income (loss)	$339,647	2.67	% $	(378,588)	(12.35	) %

Operating Expenses

Selling expenses in 2009 increased by US$86,515 from US$57,925 in 2008 to US$144,440 in 2009.  In order to develop our markets and capture market share, we increased our sales force and certain selling expenses for the year ended 2009, including salaries and bonus, traveling expenses, marketing and other expenses.

Research and development expenses were US$90,437 for the fiscal year ended December 31, 2009 compared to US$94,300 for the fiscal year ended December 31, 2008.  Research and development expenses were primarily attributable to the patent amortization of the 1.5MW wind turbine for both 2009 and 2008.

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

Interest Expense

Interest expense was US$159,229 in 2009 compared to US$106,231 in 2008.  Interest expense was primarily due to the bank loan we borrowed in fiscal 2008, which was repaid in July 2009 upon maturity.  There was interest expense associated with the extinguished promissory note in the amount of $48,720 in fiscal year 2009, which was the main reason for the decrease of interest expenses when compared with fiscal year 2008.

Interest Income

Interest income was US$47,529 for the year ended 2009 compared to US$1,405 for the year ended 2008.  The increase was primarily due to the amortization of premium in the amount of US$22,250 for convertible promissory note, and interest income earned from short-term loans to related parties of US$21,470 in 2009.

Other Expense (Income), Net

Other expense (income), net for 2009 and 2008 amounted to US$54,356 and US$(62,109), respectively, a decrease of US$116,465.  The decrease was mainly due to the foreign exchange loss resulting from overseas raw materials purchases caused by the devaluation of the RMB against the Euro. We purchase most of the raw materials from suppliers in China now, and management does not believe further devaluation of the RMB against the Euro would result in significant foreign exchange losses in future periods.

Loss from Debt Extinguishment

We recorded a loss on debt extinguishment of US$57,802 for the year ended at December 31, 2009.  On June 8, 2009, we issued a promissory note of $600,000 to New Margin (“New Margin Note”) and a promissory note of $415,000 to Coach Capital LLC (“Coach Note”), respectively.  On October 30, 2009, the New Margin Note and the Coach Note were assigned to Clarus and superseded by a promissory note to Clarus in the principal amount of $1,000,000.  All accrued but unpaid interest on the New Margin Note and the Coach Note was waived.  We accounted for the assignment and modification of the Coach Note as a debt extinguishment, and recorded a loss on debt extinguishment of US$57,802 in the consolidated statements of operations.  We accounted for the assignment and modification of the New Margin Note as a capital transaction given New Margin’s equity shareholder capacity on the extinguishment date. The amount that otherwise would have been recognized as loss on debt extinguishment, or $83,478, was recorded against additional paid-in capital.

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

Provision (Benefit) for Income Tax

Income tax provision for 2009 was US$1,340,364 compared to income tax benefit of US$115,742 for 2008.  The actual effective tax rates for the year ended December 31, 2009 and 2008 are 80% and 23%, respectively.  The increase of the effective tax rate is mainly attributable to the income tax liability of $825,000 arising from the $3,300,000 cash consideration paid by Luckcharm to the Founders during the recapitalization which was deemed as capital contribution subject to PRC income tax.

Net Income (Loss)

Net profit in 2009 was US$339,647, an increase of US$718,235 from net loss US$378,588 in 2008. This is mainly due to the rise of revenue in 2009, revenue achieved US$12,760,248 in 2009 with US$9,695,241 increase comparing with 2008, represented a 316% growth rate.  Most of these raw materials are procured within China now, which reduced the unit cost of the wind turbines by US$130,648 and this is also a main reason for the increase of the net profit.  The largest component of our cost of sales, raw materials, consists of components, fittings and materials used in the manufacture of our wind turbines.  With the anticipated growth of the wind power industry in China, management expects that the manufacturing capacity of the parts and components of our wind turbines will also continue to grow and result in decreased costs for these raw materials within our industry.  In addition, if we are able to grow successfully and increase production, management believes we will be able to negotiate better pricing on raw materials through higher volume purchase and more efficiently utilize its manufacturing capacity resulting in a lower average cost of production per unit.

LIQUIDITY AND CAPITAL RESOURCES

The following table set forth a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2010	2009	2008

Net cash used in operating activities	$(10,677,482)	$(9,182,962)	$(2,369,299)
Net cash used in investing activities	(5,489,319)	(4,350,171)	(189,643)
Net cash provided by financing activities	14,077,246	17,324,407	1,865,443
Effect of exchange rate changes on cash and cash equivalents	74,247	1,511	22,995
Net change in cash and cash equivalents	(2,015,308)	3,792,785	(670,504)
Cash and cash equivalents at the beginning of the year	3,803,446	10,661	681,165
Cash and cash equivalents at the end of the year	$1,788,138	$3,803,446	$10,661

Year Ended December 31, 2010

As of December 31, 2010, we had cash and cash equivalents of US$1,788,138, other current assets of US$71,340,151 and current liabilities of US$45,047,487.  Other current assets included US$1,056,972 six-month term deposit and US$2,551,304 restricted cash used as security against bank drafts which are used as short term instruments to reduce financing cost.  As of December 31, 2010, our accounts receivable consisted of billed receivable of US$25,685,643, and unbilled receivable of US$32,764,395, offset by bad debt provision of US$267,423.  As of the date hereof, we collected US$498,287 billed receivable from the customers.  We anticipate collecting approximately US$10 million from customers in the second quarter of 2011.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital.  Allocations to these statutory reserve funds can only be used for specific purposes, such as reduce previous years’ loss and increase the capital of the subsidiaries, and are not transferable to us in the form of loans, advances or cash dividends. As of December 31, 2010, the amount of our restricted net assets was US$17,776,327.  This represented the registered capital of our PRC subsidiaries. In accordance with Section 209 of China’s Company Law, the founder shareholders of the company are restricted to withdraw such registered capital; otherwise, it would be deemed an offence and we would be subject to paying a penalty.

Our cash needs are primarily for working capital to support our operations and the purchase of raw materials related to the commencement of our mass production.  We presently finance our operations through revenue from the sale of our products and services, the private placement of equity and debt securities and short-term bank borrowings.  We believe that our existing capital resources are sufficient to meet our current obligations and operating requirements, but will not be sufficient to meet our more aggressive growth plans and that we may need to raise additional capital based on actual conditions.  We will consider debt or equity offerings or institutional borrowings as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.  Our ability to raise capital is subject to approval by our existing investors, New Margin, CV and CV Advisors pursuant to an investor rights agreement.  As such, we may not be able to accept certain available financing offers if we do not receive the approval of New Margin, CV and CV Advisors.  If we are unable to reach an agreement with New Margin, CV and CV Advisors regarding future financing opportunities, that could adversely affect our ability to meet our business objectives.

Our liquidity could be further impacted by external factors such as any significant decrease in the market price of electricity or increase in the price of raw materials like steel and copper.  Although we have yet to be materially impacted by such factors, each or a combination of such factors may result in lower sales, increased expenses and costs and result in lower profitability and cash flow, thus reducing our liquidity.  We may also in the future apply for and receive government subsidies.  Although we have not applied for any such subsidies to date, any such subsidies which we may receive in the future may increase our liquidity.  See “Business - China Economic Incentive Policies.”

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2010 was US$10,677,482 compared with net cash used in operating activities of US$9,182,962 for the year ended December 31, 2009.  We began mass production in the second half year in 2009 and delivered 100 sets of wind turbines in the year ended December 31, 2010, which increased accounts receivable in the amount of US$45,213,187, long-term accounts receivable in the amount of US$3,034,601, income tax payable in the amount of US$1,753,976, and decreased US$3,081,376 for inventories, respectively.  The sales contracts of our Company often are consistent with the generally accepted payment terms within the wind power equipment manufacturing industry, which include payments upon signing, progress payments, delivery payments, pre-acceptance payments, and guarantee payments.  Our liquidity may be impacted by the timely collection of accounts receivable, but the effect will be partially mitigated by the pertinent management on the payments of accounts payable.  We delivered 100 wind turbines in fiscal year 2010, which led to the increase of account payables and notes payable balance in the amount of US$16,343,519 on December 31, 2010 as compared with December 31, 2009.  Advance to suppliers decreased by US$1,477,876 due to the arrival of raw materials purchased in 2010.  In the year ended December 31, 2010, we spent US$25,243,507 in purchasing raw materials and other production materials, US$1,121,611 in staff compensation and social welfare, US$403,753 in income tax and other taxes, US$2,735,397 in other operating expenses, and received US$18,024,393 from our customers and US$802,393 from other operating activities.

Cash Flows from Investing Activities

Net cash used in investing activities was US$5,489,319 for the year ended December 31, 2010, compared with US$4,350,171 used in investing activities for the year ended December 31, 2009.  This increase in cash used in investing activities was primarily related to an increase in six-month term deposit of US$1,056,972, the purchase of property and equipment in the amount of US$1,909,487, and an increase in loan to related parties of US$6,718,534, offset by US$4,154,069 repayment received from related parties.

Cash Flows from Financing Activities

Net cash provided by financing activities was US$14,077,246 for the year ended December 31, 2010, compared with US$17,324,407 for the year ended December 31, 2009.  Cash provided by financing activities during the year ended December 31, 2010 was primarily related to US$13,451,217 short-term borrowings from a bank and US$626,029 short-term loans from related parties.  The amount of US$17,324,407 net cash provided by financing activities in 2009 was primarily related to US$7,275,014 cash contribution from shareholders, US$4,588,764 short-term loans from related parties, offset by US$4,727,779 repayment of short-term loans to related parties and US$9,906,115 proceeding from issuance of convertible promissory notes.

Outstanding Indebtedness

We had a loan facility in the amount of US$18,119,520 (RMB120,000,000) from a PRC bank for procuring raw material purpose, which was guaranteed by GC-Tech and four shareholders of the Company, and collateralized by the same amount of our accounts receivable.  As of December 31, 2010, we were in compliance with all the covenant requirements under this loan agreement.

On June 24, 2010, we have drawn down the first tranche of this loan facility of US$9,059,760 (RMB60,000,000) with a fixed annual interest rate of 6.37%. On November 26, 2010, another tranche of US$4,529,880 (RMB30,000,000), with a fixed annual interest rate of 6.67% under the same loan facility, was withdrawn by us, with simultaneously passing through Hou Tie Xin, the chairman and the principal shareholder of the Company. As of December 31, 2010, there was US$4,529,880 (RMB30,000,000) available from the loan facility for future withdrawing.

Year Ended December 31, 2009

Cash Flows from Operating Activities

Net cash used in operating activities for 2009 was US$9,182,962 compared with net cash used in operating activities of US$2,369,299 for 2008.  The increase in net cash used in operating activities for 2009 was mainly due to a US$20,173,793 increase in working capital attributable to activities associated with our commencement of mass production.  With the delivery of sixteen sets of wind turbine in 2009, our accounts receivable balance increased US$8,925,117.  As the entity commenced mass production in 2009, the purchase of the raw material led to a US$1,701,662 increase in our inventory balance.  The advance to suppliers increased US$2,735,602 due to prepayment of the raw material purchased in late 2009.  Other current liabilities increased US$1,755,564 and mainly include VAT payable, warranty accrual and other royalty accrual. Net cash used in operating activities for 2008 was mainly due to changes in working capital for 2008 primarily related to a US$2,724,470 decrease in advance to suppliers due to the arrival of the raw material purchased in late 2008, and a US$342,509 increase in deferred revenue because of the prepayment received from a customer.  Such amounts were offset by increases in accounts receivable and inventories of US$3,090,202 and US$3,138,119, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was US$4,350,171 for 2009, compared with US$189,643 used in investing activities for 2008.  This increase in cash used in investing activities was primarily related to an increase in loans made to related parties and an increase in restricted cash.  Loans from related parties increased to US$1,696,774 in 2009 from US$0 in 2008, the most significant of which was US$1,837,636 owed to Wuhan Guoce Science & Technology Corp. which is an electric power equipment manufacturer controlled by Hou Tie Xin.  Restricted cash increased to US$2,878,941 in 2009 from US$0 in 2008.  As noted above, restricted cash consists of bank demand deposits used as security against bank drafts which are used as short term instruments to reduce financing cost.  Capital expenditures increased US$280,560 in 2009, compared to an increase of US$118,869 in 2008.  This increase resulted primarily from increases in machinery, tools, and other equipment used as we commenced mass production activities in 2009.

Cash Flows from Financing Activities

Net cash provided by financing activities was US$17,324,407 in 2009, compared with US$1,865,443 in 2008.  This increase was due to an overall increase in our capital raising activities used to support operations related to the commencement of our mass production.  The primary financing activities included our receipt net cash proceeds of US$7,275,014 from an October 2009 private placement offering under which 6,400,000 common shares were issued to third party investors at $1.25 per share.  We also executed convertible promissory notes in favour of New Margin, CV and CV Advisors for net proceeds of US$9,906,115.  The proceeds from our capital raising activities were primarily offset by repayments of short-term borrowings, including US$2,195,808 repaid on bank borrowings and US$4,727,779 repaid to related parties.

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

The following tables summarize our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on its liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual obligations:
Capital obligations	$1,769,019	$1,769,019	$-	$-	$-
Purchase obligations	$17,809,299	$12,321,205	$5,488,094	$-	$-
Total contractual obligations:	$19,578,318	$14,090,224	$5,488,094	$-	$-

Capital obligations include the items in relation to asset improvement and new plant construction within the next twelve months.  Purchase obligations consist of expenses on purchasing components, such as gear box, power generator, and blades, etc.

Off-Balance Sheet Arrangements

As of December 31, 2010, we do not have any outstanding guarantees.  We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Recent Accounting Pronouncements

On December 21, 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-29 to address differences in the ways entities have interpreted ASC 805’s requirements for disclosures about pro forma revenue and earnings in a business combination.  The ASU states that “if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.”  In addition, the ASU “expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.”  The Company considers that the adoption of ASU 2010-29 has no significant impact on its consolidated financial statements.

On July 21, 2010, the FASB issued ASU 2010-20, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses.  The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. For public entities, the new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010.  That is, for calendar-year-end public entities, most of the new and amended disclosures in the ASU will be effective for this year-end reporting season.  However, the disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010.  Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables.  For calendar-year-end public entities, those disclosures will be effective for the first quarter of 2011.  The Company considers that the adoption of ASU 2010-20 has no significant impact on its consolidated financial statements.

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

Interest Rates. We did not experience any material changes in interest rate exposures during 2008, 2009 and 2010.  Hence, the effect of the fluctuations of the interest rates is considered minimal to our business operations. Based upon economic conditions and leading market indicators at December 31, 2010, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

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

Considering the RMB balance of our cash as of December 31, 2010, which amounted to US$1,657,101, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$16,571 of the balance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Annual Financial Statements for the year ended December 31, 2010 will follow the text of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of December 31, 2010 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this annual report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, as of December 31, 2010, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

Remediation and Changes in Internal Control over Financial Reporting

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, management had concluded that as of December 31, 2009, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

i)	We lack additional personnel with the experience to properly analyze and record complex transactions in accordance with U.S. GAAP.

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

For the material weaknesses identified in (i), (ii) and (iii), we have hired Ms. Ping Ye, a licensed CPA, as our Chief Financial Officer, and engaged an external consulting firm who specialized in designing internal control to assist us with establishing Sarbanes-Oxley compliance programs to evaluate our internal control over financial reporting under Section 404.  These actions have partially remediated the material weaknesses, but management concluded that we still have these material weaknesses as of December 31, 2010.  We will continue to remediate these material weaknesses in the next 12 months by hiring additional personnel with experience and knowledge in U.S. GAAP, directly involved in internal control review and design, and allow for segregation of key financial reporting.  This may cost us in excess of US $100,000 per year.  The material weakness identified in (iv) has not been remediated.  However, in March 2011, our Board of Directors agreed to establish an audit committee and compensation committee and is currently in the process of reviewing candidates for such committees.  We need to analyze the costs of such additional independent directors in accordance with current market and industry practices.  The material weakness identified in (v) has not been remediated.  We plan to remediate this material weakness by working with our internal resources such as Ms. Qi Na and Ms. Ping Ye, and legal counsel over the next 12 months to perform periodic entity level risk assessment.  This may not need additional significant cost.

As a conclusion, management believes that the five material weaknesses identified as of December 31, 2009 has not been remediated.  We still have such material weaknesses as of December 31, 2010.  Other than as described above, management does not believe that there have been any other changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter, which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

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

Name	Age	Position	Since
Hou Tie Xin	53	Chairman of the Board	2009
Qi Na	54	Chief Executive Officer, Director	2009
Ping Ye	40	Chief Financial Officer	2010
Tomas Lyrner	53	Chief Technology Officer	2009
Zhu Wenyao	38	Chief Operating Officer	2011
Marcus Laun	41	Director	2009
Cary Zhou	53	Director	2011
Zhang Weijun	44	Director	2011

Our Board of Directors believes that its members encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests.  The information below with respect to our directors includes each director’s experience, qualifications, attributes, and skills that led our board of directions to the conclusion that he or she should serve as a director.

Mr. Hou Tie Xin is the Chairman of our Board of Directors.  He is the founder, Chairman of the Board and General Manager of Guoce New Technology, which was established in 1995 and was renamed to Guoce Science and Technology in 2002.  Since inception of Guoce Science and Technology, Mr. Hou has overseen the acquisition of over ten subsidiaries and has been awarded the title of “Outstanding Entrepreneur” by the municipal government.  Mr. Hou is a nationally renowned power expert and is a professor of engineering.  Mr. Hou has obtained more than 20 patents for his inventions in connection with his research and development of energy technology.  Mr. Hou is a member of the China Standardization Committee and is an author of China’s Power Quality Standards.  Mr. Hou is also a member of the International Electrotechnical Commission (“IEC”) and attended the 2007 IEC Assembly in Tokyo as the leader of the Chinese delegation.   Mr. Hou obtained his Bachelor of Engineering degree in Power System and Automation from Wuhan University in 1982 and a Masters degree in Power Automation from Huazhong University of Science & Technology in 1990.  Mr. Hou’s business and leadership experience, his knowledge and stature in the power industry and his engineering background give him unique insights into our challenges, opportunities, and operations.

Ms. Qi Na is our Chief Executive Officer and a member of our Board of Directors.  She has been General Manager of GC Nordic since 2006.  From 2004, Ms. Qi was General Manager of Wuhan Guoce Power Investment Corp. as well as Vice General Manager of Guoce Science and Technology.  In 1999, Ms. Qi founded and was General Manager of Hubei TaiKang Engineering Tech Corp.  From 1993 to 1999, she worked at Hubei International Financial Technology Consultation Corp., Hubei ChangJiang HePingShiYe Corp., and Wuhan Machine Bidding Corp.  From 1972 to 1992, Ms. Qi worked at YiChang 403 factory and 461 factory in various departments, including, youth union, cadre, repair, drive workshop, quality control and energy.  Ms. Qi obtained a Bachelor of Engineering degree specializing in Marine Power Plant from Shanghai Jiaotong University in 1978.  Ms. Qi’s leadership and operational experience and her broad range of work experiences at multiple levels of government, and her engineering background make her an a valuable asset to our Board of Directors.

Ms. Ping Ye is our Chief Financial Officer.  Ms. Ye has over 15 years of general accounting, auditing and financial reporting experience and most recently served as Chief Financial Officer of China Environment Protection, Inc., (CNVP.OB), a People’s Republic of China-based company listed on the OTCBB and engaged in the design, manufacture and installation of water and sewage treatment equipment for environmental protection purposes.  From 2007 to 2009, Ms. Ye held the position of Vice President of Finance and Accounting of USI Holding Corporation Colburn Insurance, a Goldman Sachs private equity portfolio company.  From 2005 to 2007, Ms. Ye served as Manager of Internal Reporting at the Massachusetts Institute of Technology.  Earlier, Ms. Ye held various positions in accounting and finance at several global financial service companies in both the United States and China.  Ms. Ye is a licensed certified public accountant in New York State and is a member of the American Institute of Certified Public Accountants.  Ms. Ye received her MBA from the Wharton School, University of Pennsylvania, and has a Bachelor of Business Administration from Baruch College (CUNY) in New York, New York.

Mr. Tomas Lyrner is our Chief Technology Officer.  He has been serving as the Chief Technology Officer of Wuhan Guoce Nordic New Energy Co., Ltd. since 2006. Mr. Lyrner began his professional career at a Danish wind turbine manufacturer named NEG Micon (later merged into Vestas) in 1985. His main responsibilities were research and development, design and calculations.  He was closely involved with the development of a Danish three-bladed 200 kilowatt wind turbine of which 50-60 machines was produced.   From the beginning of 1990 to 1999, Mr. Lyrner worked at the consultant company AF-Industriteknik where he was highly involved in the design and development of the 2 Nordic Windpower prototype wind turbines with the generator power of 400 and 1000 kilowatts.  Mr. Lyrner designed and calculated wind turbine offshore foundations for the company Vindkompaniet of which 5 wind turbines were installed and still operating 4 kilometers outside of Nasudden, Gotland, Sweden.  From 1999-2004, he was Chief Technology Officer of Nordic Windpower USA, Inc. working with modification and adoption to serial production of the Nordic 1000, 1MW wind turbine prototype.  He was also responsible for design approval against the Det Norske Veritas.  Since 2004, Mr. Lyrner has had his own consultant firm named Wind Engineering Consultant (“WEC”).  WEC has acted as assistant and advisor for EON Sweden (a European power company) regarding a large wind power offshore project.  WEC has also designed docking system for offshore wind turbines and conducted conceptual studies leading to the final layout of 6MW offshore wind turbines through dynamic simulations by means of VIDYN software.  Mr. Lyrner received his Masters in Mechanical Engineering from the Royal Institute of Technology of Stockholm Sweden in 1984.

Mr. Zhu Wenyao is our Chief Operating Officer.  Mr. Zhu has served as the Deputy General Manager of Marketing for the Company since October 2010, where his responsibilities included developing the Company’s marketing strategy, managing the Company’s marketing budget, overseeing sales team management, developing new markets, supporting the Company’s accounts receivable collection process and collecting market information for management.  Prior to joining the Company, Mr. Zhu served as Deputy General Manager of Sales and Service and Sales Manager for Diamond Power Machine (Hubei) Co., Inc. since October 2008, where Mr. Zhu’s responsibilities included managing the annual budget of the Sales and Service team, leading the Sales and Service team, achieving orders within required margins and conditions, and assisting in establishing a marketing strategy, forecast and plan.  From December 2004 to October 2008, Mr. Zhu served as Commercial Department Manager of NK Wuhan Cable Co., Ltd. where his responsibilities included being responsible for the performance of the marketing and sales team, managing subordinates to develop new key customers and preparing marketing analysis reports for management.  From October 2000 to December 2004, Mr. Whu served as a Commercial Engineer for NK Wuhan Cable Co., Ltd., where his responsibilities included sales development, accounts receivable collection and marketing feedback.  From December 1999 to October 2000, Mr. Whu served as Purchaser in the Production Department of NK Wuhan Cable Co., Ltd.  Prior to that, Mr. Whu served in various capacities with Chengtong Group Southern Metal Branch from July 1993 to December 1999, including the position of Purchasing Department Manager.  Mr. Zhu received his Bachelor of Science in Engineering and Masters of Business Administration degrees from the Huazhong University of Science and Technology.

Mr. Marcus Laun is a member of our Board of Directors.  He currently is a senior banker at Wynston Hill Capital, LLC where he is responsible for all aspects of capital raising and advisory engagements for micro- and small-cap ventures.  From 2004 through 2008, Mr. Laun held various positions at Knight Capital Group including serving as managing director and director.  From 2000-2004, Mr. Laun was founder and Chief Executive Officer of Hype (USA) Inc. which controlled the exclusive rights to HYPE Energy Drink in North America.  Prior to this, Mr. Laun was a Vice President of corporate finance at Brean Murray & Co., Inc. and a research analyst at Greenwich High Yield LLC and Mendham Capital Group LLC.  Mr. Laun received a Masters in Business Administration degree from Columbia Business School and received a Bachelor of Science degree from Cornell University.  Mr. Laun’s banking experience, prior operational experience and dealings with small cap public companies provides our Board with a perspective of someone with knowledge in multiple facets of public and private company operations, capital-raising and strategy.

Mr. Cary Zhou is a member of our Board of Directors.  Mr. Zhou is a senior partner with New Margin Ventures, which controls New Margin, a 10% stockholder of the Company, and one of the first independent and professionally managed private equity fund management companies in China to undertake the management of both domestic and offshore funds. New Margin Ventures currently has over US$1 billion under management and to-date has invested more than US$600 million in over 100 companies. Of these, over 30 have gone public in domestic or international stock exchanges. Over the years, Mr. Zhou has worked throughout China beginning with AT&T Bell Labs as senior engineer for telecommunications, followed by a move to Lucent Technology (China) resulting in his role as a Vice President, Sales & Marketing, prior to his joining New Margin Ventrures in 2007.  Also while at Lucent, Mr. Zhou was the Chief Representative of Lucent Technology for southern China, where he was responsible for the oversight of all of Lucent’s activities in the region, including with respect to government relationships.  Mr. Zhou also set up the Lucent Joint Venture in China and was the General Manager for Lucent Technologies of Shanghai Joint Venture.  Mr. Zhou received his B.S. and M.S. degrees in Electrical Engineering from the Polytechnic University of New York.  The Board of Directors appointed Mr. Zhou to the board due to his lengthy industry background, extensive government relationships in China, experience with publicly traded companies and demonstrated business expertise, which the Board believes will prove to be an extraordinary asset for the Company.

Mr. Zhang Weijun is a member of our Board of Directors.  Mr. Zhang has served as the Deputy General Manager in charge of wind resource development of GC Nordic, the Company’s wholly owned operating subsidiary, since March 2009.  Mr. Zhang is responsible for acquiring sales orders and wind resources, as well as managing sales projects in the Inner Mongolia region.  Prior to that, Mr. Zhang served as the Manager of the Instrumentation Department of Guoce Science and Technology from March 1993 to March 2009 where he participated in the development of all of the company’s instruments.  Mr. Zhang received his Bachelor of Engineering degree from the Beijing Institute of Technology, where he majored in Electronic Engineering, and his Master of Engineering degree from the Huazhong University of Science and Technology, where he majored in Electronic Surveying.  The Board of Directors appointed Mr. Zhang to the board due to his lengthy wind-turbine industry background, technical expertise, and knowledge of the Company through his association with GC Nordic and Guoce Science and Technology.

Family Relationships

There are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

Involvement in Certain Legal Proceedings

There has been a legal proceeding filed against GC China Turbine in connection with trademark infringement, trademark dilution, unfair competition and trade dress infringement that was settled in November 2010.  See “Legal Proceedings.”

Board Committees; Director Independence

All members of our board of directors serve in this capacity until their terms expire or until their successors are duly elected and qualified.  Our bylaws provide that the authorized number of directors will be not less than one or greater than eight.  In March 2011, our Board of Directors agreed to establish an audit committee and compensation committee and is currently in the process of reviewing candidates for such committees.  We expect to post the charters of our audit and compensation committees on our website at www.gcchinaturbine.com as soon as practicable once such charters are finalized and approved by our Board of Directors. As of this date, our board of directors has not appointed a disclosure committee or nominating committee.  The functions ordinarily handled by these committees are currently handled by our entire board of directors.  Our board of directors intends, however, to continue to review our governance structure and institute additional board committees and appoint additional directors as necessary and advisable in the future, to facilitate the management of our business.

As of this date, we appointed 2 independent directors and 3 non-independent directors to our board of directors.  Marcus Laun and Cary Zhou are our two independent directors and we continue to evaluate additional independent director candidates for our board of directors.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $200,000 or two percent of that other company’s consolidated gross revenues.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer, senior executive officers, principal accounting officer, and other senior financial officers. A copy of our code of ethics is included as an exhibit to this Annual Report on Form 10-K and will be provided to any person without charge, upon written request sent to us at our offices located at No.86, Nanhu Avenue, East Lake Development Zone, Wuhan, Hubei Province, China.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These regulations require the directors, officers, and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2010, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock, complied with all Section 16(a) filing requirements during such fiscal year, except that Mr. Hou Tie Xin, Ms. Zhao Ying, Mr. Xu Jia Rong, Ms. Qi Na, Mr. Xu Hong Bing and Golden Wind Holdings Ltd. each filed one late report on Form 4 relating to the acquisition of shares from Golden Wind pursuant to the Call Option Agreements described above.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

Currently, we do not pay any compensation to members of our board of directors for their service on the board.  However, we intend to review and consider future proposals regarding board compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation paid by GC Nordic during the fiscal years ended December 31, 2010 and 2009, respectively, to the current and former Chief Executive Officer, the current and former Chief Financial Officer and each of the other two highest paid executives, if any, whose total compensation exceeded $100,000 during the fiscal years ended December 31, 2010 and 2009, respectively.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Qi Na	2010	17,574	0	0	0	0	0	0	17,574
CEO (1)	2009	11,705	0	0	0	0	0	0	11,705

Ping Ye	2010	16,776	0	0	0	0	0	0	16,776
CFO (2)	2009	0	0	0	0	0	0	0	0

John J. Lennon	2009	0	0	0	0	0	0	0	0
Former CEO and CFO (3)

Zhao Ying	2010	14,645	0	0	0	0	0	0	14,645
Former CFO (4)	2009	9,949	0	0	0	0	0	0	9,949

(1)
Ms. Qi Na is our Chief Executive Officer and took office concurrently with Mr. Lennon’s resignation effective October 30, 2009.  Salary and other annual compensation paid to Ms. Qi are from GC Nordic and are expressed in U.S. dollars based on the interbank exchange rates of RMB 6.6227 and RMB 6.8282 for each US$1.00, on December 31, 2010 and 2009, respectively.

(2)
Ms. Ping Ye is our Chief Financial Officer and took office concurrently with Ms. Zhao’s resignation effective November 8, 2010.  Pursuant to the terms and conditions of Ms. Ye's Management Agreement, Ms. Ye shall be paid a monthly retainer of US$8,333.  Additionally, Ms. Ye is eligible to receive possible bonus compensation pursuant to an overtime arrangement and in connection with certain material corporate transactions, all as set forth in the Management Agreement.  Further, it is contemplated that Ms. Ye will receive certain non-qualified stock options to purchase Company stock pursuant to an equity incentive plan approved by the Company’s Board of Directors; however, no such stock options have been issued at this time and the Company has not yet approved an equity incentive plan.  The Management Agreement is effective as of November 8, 2010 and will continue for six (6) months thereafter, unless terminated sooner, after which the parties shall attempt to mutually agree to the terms of an extension to the Agreement.

(3)	Mr. John J. Lennon resigned as our Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and director effective October 30, 2009.

(4)
Ms. Zhao Ying is our former Chief Financial Officer and took office concurrently with Mr. Lennon’s resignation, effective October 30, 2009.  Ms. Zhao resigned as the Company’s Chief Financial Officer and Secretary effective November 8, 2010.  Salary and other annual compensation paid to Ms. Zhao are from GC Nordic and are expressed in U.S. dollars based on the interbank exchange rates of RMB 6.6227 and RMB 6.8282 for each US$1.00, on December 31, 2010 and 2009, respectively.

Except as indicated above, none of our executive officers received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

Employment Agreements

Our wholly-owned subsidiary, GC Nordic, entered into employment agreements with Mr. Hou Tie Xin, Ms. Qi Na, and Mr. Xu Jia Rong on September 30, 2009 (each an “Employment Agreement,” and together the “Employment Agreements”).  The following are summaries of the Employment Agreements with the above-mentioned officers and directors.

GC Nordic entered into an Employment Agreement with Mr. Hou Tie Xin on September 30, 2009.  Effective September 30, 2009, Mr. Hou was appointed Chairman of GC Nordic, and his basic annual salary is RMB 300,000 or approximately US$43,924 per year (the “Base Salary”). GC Nordic’s salary shall be payable by GC Nordic in regular installments in accordance with GC Nordic’s general payroll practices. GC Nordic shall also purchase social insurances and provide welfare and benefits to Mr. Hou according to the applicable labor laws and regulations.  In addition, the Board may award Mr. Hou a bonus of up to 25% of his Base Salary during his employment period according to degree of GC Nordic’s accomplishment of certain financial targets established annually by GC Nordic.

GC Nordic entered into an Employment Agreement with Ms. Qi Na on September 30, 2009. Effective September 30, 2009, Ms. Qi Na was appointed the General Manager of GC Nordic and her total annual salary is RMB 200,000 or approximately US$29,283 per year. Ms. Qi’s salary shall be payable by GC Nordic in regular installments in accordance with GC Nordic’s general payroll practices. GC Nordic shall also purchase social insurances and provide welfare and benefits to Ms. Qi according to the applicable labor laws and regulations. In addition, the Board may award Ms. Qi a bonus of up to 25% of her Base Salary during her employment period according to the degree of GC Nordic’s accomplishment of certain financial targets established annually by GC Nordic.

GC Nordic entered into an Employment Agreement with Mr. Xu Jia Rong on September 30, 2009. Effective September 30, 2009, Mr. Xu Jia Rong was appointed the Deputy General Manager of GC Nordic and his total annual salary is RMB 15,000 or approximately US$2,196 per year. GC Nordic’s salaries shall be payable by GC Nordic in regular installments in accordance with the GC Nordic’s general payroll practices. GC Nordic shall also purchase social insurances and provide welfare and benefits to Mr. Xu according to the applicable labor laws and regulations. In addition, the Board may award Mr. Xu a bonus of up to 25% of his Base Salary during his employment period according to degree of GC Nordic’s accomplishment of certain financial targets established annually by GC Nordic.

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

Pursuant to the terms and conditions of Ms. Ye's Management Agreement, Ms. Ye shall be paid a monthly retainer of US$8,333.  Additionally, Ms. Ye is eligible to receive possible bonus compensation pursuant to an overtime arrangement and in connection with certain material corporate transactions, all as set forth in the Management Agreement.  Further, it is contemplated that Ms. Ye will receive certain non-qualified stock options to purchase Company stock pursuant to an equity incentive plan approved by the Company’s Board of Directors; however, no such stock options have been issued at this time and the Company has not yet approved an equity incentive plan.  The Management Agreement is effective as of November 8, 2010 and will continue for six (6) months thereafter, unless terminated sooner, after which the parties shall attempt to mutually agree to the terms of an extension to the Agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2011, for each of the following persons:

•	each of our directors and each of the current named executive officers in the “Management—Executive Compensation” section of this report;

•	all directors and current named executive officers as a group; and

•	each person who is known by us to own beneficially five percent or more of our common stock.

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

	Common Stock Beneficially Owned
Executive officers and directors:	Number of Shares beneficially owned (1)		Percentage of class beneficially owned (2)
Hou Tie Xin	17,765,757	(3)(8)	29.87%
Qi Na	2,590,705	(4)(8)	4.36%
Ping Ye	-		-
Tomas Lyrner	-		-
Zhu Wenyao	-		-
Cary Zhou	64,974	(5)	*
Marcus Laun	61,250	(6)	*
Zhang Weijun	-		-
All directors and executive officers as a group (8 persons)	20,417,712		34.33%

5% Shareholders:
Golden Wind Holdings Limited	13,337,522	(8)	22.43%
New Margin Growth Fund L.P.	6,250,000	(10)	10.51%
Ceyuan Ventures II, LP	6,016,250	(9)	10.12%
Bu Zheng Liang	3,231,904	(7)(8)	5.43%

*	Less than 1%

(1)	Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it.

(2)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act, and is based on 59,470,015 shares outstanding as of March 30, 2011.  Pursuant to the rules of the SEC, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3)
Includes 7,316,965 shares owned of record by Golden Wind. Golden Wind and Mr. Hou have entered into a Call Option Agreement pursuant to which Mr. Hou has the right to acquire all of such shares. Golden Wind and Mr. Hou have also entered a Voting Trust Agreement, under which Mr. Hou has been appointed as voting trustee under a voting trust created with respect to all of such shares. Therefore, Mr. Hou may be deemed to be the sole beneficial owner of such shares.

(4)
Includes 1,067,002 shares owned of record by Golden Wind. Golden Wind and Ms. Qi have entered into a Call Option Agreement pursuant to which Ms. Qi has the right to acquire all of such shares. Golden Wind and Ms. Qi have also entered a Voting Trust Agreement, under which Ms. Qi has been appointed as voting trustee under a voting trust created with respect to all of such shares. Therefore, Ms. Qi may be deemed to be the sole beneficial owner of such shares.

(5)
Mr. Zhou is a senior partner with New Margin Ventures, which controls New Margin Growth Fund L.P., a 10% stockholder of the Company.  The address of Mr. Zhou is c/o New Margin Growth Fund L.P., Villa #3, Radisson Xingguo Hotel, 78 Xingguo Road, Shanghai 200052 PRC.  The shares indicated in the table are owned personally by Mr. Zhou.

(6)
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

(7)
Includes 1,331,085 shares owned of record by Golden Wind. Golden Wind and Mr. Bu have entered into a Call Option Agreement pursuant to which Mr. Bu has the right to acquire all of such shares. Golden Wind and Mr. Bu have also entered into a Voting Trust Agreement, under which Mr. Bu has been appointed as voting trustee under a voting trust created with respect to all of such shares. Therefore, Mr. Bu may be deemed to be the sole beneficial owner of such shares.

(8)
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

(9)
The address of Ceyuan Ventures II, LP is No. 25 Qinlao Hutong, Dongcheng District, Beijing 100009 PRC. Christopher Walker Wadsworth, Bo Feng and WeiGuo Zhao have dispositive and voting control for Ceyuan Ventures II, LP.

(10)	The address of New Margin Growth Fund L.P. is Villa #3, Radisson Xingguo Hotel, 78 Xingguo Road, Shanghai 200052 PRC. Mr. Yan YiXun has dispositive and voting control for New Margin Growth Fund L.P.

Securities Authorized For Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

On May 22, 2009, GC Nordic entered into a promissory note in favor of us, in the principal amount of US$1,000,000. On the same day, we wired the US$1,000,000 to Golden Wind, a company controlled 100% by the Chairman of GC Nordic at that time due to the fact that Golden Wind and Luckcharm were not yet incorporated.  Subsequently, on July 28, 2009, Luckcharm received the proceeds from the related party. Upon closing of the reverse acquisition, this loan became an intercompany loan.

On June 8, 2009, we issued convertible promissory notes to certain foreign accredited investors for aggregate proceeds of US$1,015,000, of which US$1,000,000 was subsequently assigned by such investors to Clarus.  On October 30, 2009, we agreed to amend the terms of such notes with Clarus, such that upon the six month anniversary of the date of delivery of 20 wind turbine systems by GC Nordic to its customers, the loan would automatically convert into shares of our common stock at US$2.00 per share.  Also on October 30, 2009, we entered into (i) an amendment to a convertible promissory note held by Clarus in the amount of US$1,000,000 revising the conversion feature of such note (“Clarus Note I”), and (ii)  a Note Purchase Agreement with Clarus whereby Clarus agreed to loan US$1,000,000 to us upon the effective date of delivery of 20 wind turbine systems by us to our customers in the form of a convertible promissory note bearing no interest, having a maturity date of 2 years from the date of issuance and convertible into shares of our common stock at US$2.00 per share at anytime at holder’s option (“Clarus Note II”). Both notes are automatically convertible into shares of our common stock at $2.00 per share on the six-month anniversary upon the effective date of delivery of 20 wind turbine systems by us to our customers. On June 12, 2010, six months after the delivery of 20 wind turbines systems, Clarus Note I was automatically converted into 500,000 shares of our common stock at the conversion price of $2.00 per share.  On August 11, 2010, the Company and Clarus entered into an amendment to the Note Purchase Agreement.  The two parties have agreed to terminate the Clarus Note II with negotiation on detail terms ongoing.  In connection with the private placement, we also issued 640,000 warrants to investors and 560,000 warrants to placement agents and advisors to purchase our common stock with each warrant having an exercise price of US$1.00 per share and being exercisable at any time within 3 years from the date of issuance.  Mr. Marcus Laun who is a member of our board of directors is also the Managing Director of Clarus.

On July 31, 2009, Luckcharm entered into a promissory note in favor of us in the principal amount of US$10,000,000 in connection with our loan made to Luckcharm. Under the terms of the promissory note, we shall forgive the debt and cancel the promissory note so long as (i) the reverse acquisition is completed pursuant to its terms or (ii) if the reverse acquisition is not completed pursuant to its terms, the debt is converted pursuant to the Financing Agreement. If the reverse acquisition is not completed and the debt is not converted pursuant to the Financing Agreement, the debt shall be due and payable within 180 days from the date of the promissory note. Upon closing of the reverse acquisition, this loan became an intercompany loan.

On September 4, 2009, we appointed Mr. Hou Tie Xin, Ms. Qi Na and Mr. Xu Jia Rong to our Board of Directors.  On October 30, 2009, we consummated the reverse acquisition with Luckcharm and its operating subsidiary, GC Nordic. Mr. Hou Tie Xin, Ms. Qi Na and Mr. Xu Jia Rong were each original founders of GC Nordic and each received beneficial ownership of shares of our common stock in connection with the reverse acquisition as described in “Security Ownership of Certain Beneficial Owners and Management.”  In addition, Mr. Hou Tie Xin and Ms. Qi Na are the Chairman of the Board and Chief Executive Officer, respectively, of GC Nordic.  In connection with the closing of the reverse acquisition, Ms. Qi Na was appointed Chief Executive Officer of our Company.

In December 30, 2009, GC Nordic contributed US$28,597 and jointly established Guoce Nordic AB with Tomas Lyrner in Sweden, of which 85% of the shares of Guoce Nordic AB is held by GC Nordic and 15% by Mr. Lyrner. Guoce Nordic AB is the research and development center of GC Nordic will contribute to GC Nordic all of the intellectual rights developed. Mr. Lyrner is our Chief Technology Officer.

Wuhan Guoce Science & Technology Corp. (“GC-Tech”) and we are related parties as Mr. Hou Tie Xin is the Chairman of the board of directors for both companies.  The Company had US$3,453,918 and US$1,837,636 due from GC-Tech as of December 31, 2010 and December 31, 2009, respectively.  The amount of US$3,453,918 represented 1) the prepayment of US$259,529 to GC-Tech who imported raw materials from overseas on behalf of the Company and 2) a short-term lending and related interest receivable of US$3,194,389 with stated due date in June 2011.  The amount of US$1,837,636 as of December 31, 2009 represented the prepayment of US$407,549 to GC-Tech and the related party lending of US$1,430,087 the Company extended to GC-Tech in August 2009.  Weighted average interest rates of the related party loan are 5.6% and 5.4% for the years ended December 31, 2010 and 2009, respectively, which benchmarks to the one year borrowing rate for bank loans from People’s Bank of China.

The Company had US$1,213,228 and US$266,687 due from Wuhan Guoce Electricity Investment Co., Ltd. (“Guoce Electricity Investment”) as of December 31, 2010 and 2009, respectively.  Guoce Electricity Investment and we are subject to common control as it is controlled by our principal shareholder and Chairman of the Board.  The amount of US$1,213,228 as of December 31, 2010 represented other receivable of US$96,637, and a short-term lending and related interest receivable of US$1,116,591 with stated due date in June 2011.  Weighted average interest rate of the related party lending is 5.6%, which benchmarks to the one year borrowing rate for bank loans from People's Bank of China.  The amount of US$266,687 as of December 31, 2009 represented a short-term lending to Guoce Electricity Investment bearing no interest, and this amount was settled in March 2010.

The Company had US$0 and US$210,899 due from Wuhan Sanlian Water & Electricity Control Equipment Co., Ltd (“Wuhan Sanlian”) as of December 31, 2010 and December 31, 2009, respectively, for the purchase of raw materials.  Wuhan Sanlian is controlled by Xu Jia Rong, a former director of the Company.  The Company also had US$453,029 and US$0 due to Wuhan Sanilan as of December 31, 2010 and December 31, 2009, respectively, for a short-term lending, bearing no interest.  After the establishment of Wuhan Mita-Sanlian New Energy Technology Co., Ltd. (“Wuhan Mita-Sanlian”), an equity investee of the Company, the purchase and prepayment for the raw materials were all transferred from Wuhan Sanlian to Wuhan Mita-Sanlian.

The Company had US$104,264 and US$0 due to Wuhan Mita-Sanlian as of December 31, 2010 and 2009 respectively. The amount of US$104,264 represented the accounts payable to Wuhan Mita-Sanlian for purchase of raw materials. The Company purchased US$419,376 raw materials from Wuhan Mita-Sanlian during the year ended December 31, 2010.

The Company had US$173,000 short-term borrowings from Join Right Management Limited (“Join Right”), an entity controlled by our principal shareholder and Chairman of the Board, as of December 31, 2010.  Such borrowing does not bear any interest and is payable upon demand.  In addition, the Company has other receivable of US$10,000 from Join Right as of December 31, 2009.

In January 2010, we entered into an agreement to acquire 70% ownership of Baicheng Guoce Wind Power Development Co., Ltd (“Baicheng Guoce”) for a consideration of US $205,032 (RMB1,400,000) from a related party, Wuhan Guoce Electricity Investment Co., Ltd., with whom we are related parties as Mr. Hou Tie Xin is the Chairman of the board of directors for both companies.  Baicheng Guoce is mainly engaged in production and erection of wind turbines and providing technical support during installation, operation, maintenance and after-sales service for wind turbines.  We are required to inject additional capital funds in the amount of $820,129 by December 31, 2011.

The Company has a loan facility in the amount of US$18,119,520 (RMB120,000,000) from a PRC bank for procuring raw material purpose.  On November 26, 2010, a tranche of US$4,529,880 (RMB30,000,000) with a fixed annual interest rate of 6.67% under the loan facility, was granted to the Company via a simultaneous pass through from Hou Tie Xin, the chairman and the principal shareholder of the Company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Deloitte Touche Tohmatsu CPA Ltd. (“Deloitte”) for the fiscal periods shown.

	December 31, 2010	December 31, 2009
Audit Fees	$600,000	$235,000
Audit Related Fees	-	400,000
Tax Fees	-	-
All Other Fees	-	-
Total	$600,000	$635,000

The following table shows the fees paid or accrued by us for the audit and other services provided by Madsen & Associates, CPA’s Inc. (“Madsen”) for the fiscal period shown.

December 31, 2009
Audit Fees	$1,500
Audit Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$1,500

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the years ended December 31, 2010 and 2009 for professional services for the review of the quarterly financial statements for the quarters ended March 31, June 30 and September 30, 2009, annual financial statements for the fiscal years ended December 31, 2010 and 2009 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended March 31, June 30 and September 30, 2009 to Madsen and $600,000 and $235,000 for the annual financial statements for the fiscal years ended December 31, 2010 and 2009, respectively, to Deloitte.

(2)           Audit Related Fees

The aggregate fees billed, mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A. Services comprising the fees disclosed under the category of “Audit-related fees” in 2009 primarily consisted of audit and review of financial statements in conjunction with our reverse acquisition transaction which was consummated on October 30, 2009 and review of financial statements and registration statement in connection with our registration of certain shares and warrants.

(3)           Tax Fees

The aggregate fees billed in December 31, 2010 and 2009 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was zero.

(4)           All Other Fees

The aggregate fees billed in December 31, 2010 and 2009 for products and serviced provided by the principal accountant, other than the services reported in (1) through (3) above was zero.

(5)           Audit Committee’s Pre-approval Policies

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2009.

(6)           Audit Hours Incurred

The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
2.1	Share Exchange Agreement dated September 30, 2009 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 6, 2009)

3.1	Corporate Charter dated August 25, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)

3.2	Articles of Incorporation dated August 25, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)

3.3	Certificate of Correction dated August 31, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)

3.4	By-laws dated September 6, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)

3.5	Certificate of Change dated May 18, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 20, 2009)

3.6	Amendment to the Articles of Incorporation on June 11, 2009 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 15, 2009)

3.7	Amendment to the Articles of Incorporation on September 8, 2009 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 14, 2009)

4.1	Form of Stock Specimen (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007)

9.1(a)*	Voting Trust Agreement dated September 30, 2009 with Xu Hong Bing and Hou Tie Xin

9.1(b)*	Voting Trust Agreement dated September 30, 2009 with Xu Hong Bing and Bu Zheng Liang

9.1(c)*	Voting Trust Agreement dated September 30, 2009 with Xu Hong Bing and Qi Na

9.1(d)*	Voting Trust Agreement dated September 30, 2009 with Xu Hong Bing and Xu Jia Rong

9.1(e)*	Voting Trust Agreement dated September 30, 2009 with Xu Hong Bing and Wu Wei

9.1(f)*	Voting Trust Agreement dated September 30, 2009 with Xu Hong Bing and Zhao Ying

9.1(g)*	Voting Trust Agreement dated September 30, 2009 with Xu Hong Bing and Zuo Gang

9.1(h)*	Voting Trust Agreement dated September 30, 2009 with Xu Hong Bing and Zhang Wei Jun

9.1(i)*	Voting Trust Agreement dated September 30, 2009 with Xu Hong Bing and He Zuo Zhi

9.2(a)*	Call Option Agreement dated September 30, 2009 with Xu Hong Bing and Hou Tie Xin

9.2(b)*	Call Option Agreement dated September 30, 2009 with Xu Hong Bing and Bu Zheng Liang

9.2(c)*	Call Option Agreement dated September 30, 2009 with Xu Hong Bing and Qi Na

9.2(d)*	Call Option Agreement dated September 30, 2009 with Xu Hong Bing and Xu Jia Rong

9.2(e)*	Call Option Agreement dated September 30, 2009 with Xu Hong Bing and Wu Wei

9.2(f)*	Call Option Agreement dated September 30, 2009 with Xu Hong Bing and Zhao Ying

9.2(g)*	Call Option Agreement dated September 30, 2009 with Xu Hong Bing and Zuo Gang

9.2(h)*	Call Option Agreement dated September 30, 2009 with Xu Hong Bing and Zhang Wei Jun

9.2(i)*	Call Option Agreement dated September 30, 2009 with Xu Hong Bing and He Zuo Zhi

9.3
Investor Rights Agreement dated October 30, 2009 with the Company, New Margin Growth Fund L.P., Ceyuan Ventures II, L.P., Ceyuan Ventures Advisors Fund II and Golden Wind Holdings Limited (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)

9.4*
Supplementary Agreement to Call Option Agreement dated April 30, 2010 with Xu Hong Bing and each of Hou Tie Xin, Bu Zheng Liang, Qi Na, Xu Jia Rong, Wu Wei, Zhao Ying, Zuo Gang, Zhang Wei Jun and He Zuo Zhi

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

10.6	Convertible Promissory Note in favor of New Margin Growth Fund L.P. dated July 31, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed August 3, 2009)

10.7	Convertible Promissory Note in favor of Ceyuan Ventures II, L.P. dated July 31, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed August 3, 2009)

10.8	Convertible Promissory Note in favor of Ceyuan Ventures Advisors Fund II, LLC dated July 31, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed August 3, 2009)

10.9	Promissory Note in favor of GC China Turbine Corp. by Luckcharm Holdings Limited dated July 31, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed August 3, 2009)

10.10	Amended and Restated Agreement dated July 31, 2009 (incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed August 14, 2009)

10.11	Form of Securities Purchase Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)

10.12	Form of Investors Right Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)

10.13	Form of Registration Rights Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)

10.14	Form of Make Good Escrow Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)

10.15	Form of Waiver Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)

10.16	Form of Convertible Promissory Note (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)

10.17	Form of Note Purchase Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)

10.18	Form of Lockup Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)

10.19	Form of Indemnification Agreements(incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)

10.20	Form of Warrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 5, 2009)

10.21	Contract with Daqing Longjiang dated August 30, 2007 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 30, 2010)

10.22	Contract with Wuhan Kaidi dated September 2008 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 30, 2010)

10.23Ŧ*	Contract with Shenzhen Guohan Investment Group, dated December 1, 2009

10.24Ŧ*	Contract with Guoneng Fengshen effective February 9, 2010

10.25Ŧ*	Contract with China Guodian dated June 18, 2010

10.26
Banking Facilities Agreement, dated June 24, 2010, by and between Wuhan Guoce Nordic New Energy Co., Ltd. and China Merchants Bank Co., Ltd. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 26, 2010)

10.27	Management Agreement with Ping Ye, dated November 8, 2010 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 12, 2010)

10.28	Termination, Release and Settlement Agreement, effective as of November 30, 2010 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 1, 2010)

14.1	Code of Ethics (incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 15, 2010)

16.1	Letter from Madsen & Associates, CPA’s Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2009)

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2*	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32*	Section 1350 Certifications

Ŧ	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

*	Filed herewith

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2010,
2009 and 2008	F-3

Consolidated Statements of Changes in Equity and Comprehensive Income (Loss) for
the Years Ended December 31, 2010, 2009 and 2008	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010,
2009 and 2008	F-5

Notes to Consolidated Financial Statements	F-7

Additional Information - Financial Statement Schedules	F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
GC China Turbine Corp.
No. 86, Nanhu Avenue, East Lake Development Zone
Wuhan, Hubei Province, PRC

We have audited the accompanying consolidated balance sheets of GC China Turbine Corp. and subsidiaries (the "Group") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 and the related financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Group's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GC China Turbine Corp. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE TOUCHE TOHMATSU CPA LTD.

DELOITTE TOUCHE TOHMATSU CPA LTD.
Shanghai, China
March 31, 2011

GC China Turbine Corp.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars, except share data)

	Note	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents		$1,788,138	$3,803,446
Term deposit		1,056,972	-
Restricted cash		2,551,304	2,880,281
Accounts receivable, less allowance for doubtful accounts of $267,423 and nil as of December 31, 2010 and 2009, respectively	5	58,182,615	12,128,711
Inventories	6	2,116,022	5,087,326
Advance to suppliers		2,349,826	3,734,728
Amount due from related parties	7	4,667,146	2,325,212
Prepaid expenses and other current assets		323,472	155,780
Deferred tax assets	16	92,794	276,206
Total current assets		73,128,289	30,391,690

Property, plant and equipment, net	8	3,314,939	1,402,839
Intangible assets, net	9	-	744,175
Prepaid land use right		363,108	-
Equity investment	12	110,176	-
Long-term accounts receivable		3,711,852	532,387
Deferred tax assets	16	139,982	37,157
Other assets		141,119	165,490
Total assets		$80,909,465	$33,273,738
LIABILITIES & EQUITY
Current liabilities:
Short-term borrowings	10	$13,589,640	$-
Accounts payable		13,086,475	2,543,843
Notes payable		6,175,208	2,030,865
Accrued expenses and other current liabilities	11	8,216,598	2,770,488
Deferred revenue		-	1,856,413
Income tax payable		3,249,273	1,416,643
Amount due to related parties	7	730,293	-
Total current liabilities		45,047,487	10,618,252
Convertible promissory note	13	-	1,182,750
Warrant liability	15	85,889	1,267,388
Other long-term liabilities		2,609,269	473,198
Total liabilities		47,742,645	13,541,588

Commitments and contingencies	18
EQUITY
Common share (US$0.001 par value; 100,000,000 shares authorized, 59,470,015 and 58,970,015 shares issued and outstanding as of December 31, 2010 and 2009, respectively)	14	59,470	58,970
Additional paid-in capital		21,016,395	19,884,645
Retained earnings (accumulated deficit)		11,022,150	(372,377)
Accumulated other comprehensive income		1,001,158	158,757
Total GC China Turbine Corp. shareholders' Equity		33,099,173	19,729,995
Non controlling interest		67,647	2,155
Total equity		33,166,820	19,732,150
Total liabilities and equity		$80,909,465	$33,273,738

The accompanying notes are an integral part of these consolidated financial statements.

GC China Turbine Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US dollars, except share data)

		Year ended December 31
	Note	2010	2009	2008

Revenues		$58,199,785	$12,760,248	$3,065,007
Cost of sales		41,903,175	9,792,077	2,970,613
Gross profit		16,296,610	2,968,171	94,394

Operating expenses:
Selling and marketing expenses		1,021,277	144,440	57,925
Research and development expenses		918,732	90,437	94,300
General and administrative expenses		2,244,811	973,965	393,782
Other operation income		(186,055)	(79,047)	-
Total operating expenses		3,998,765	1,129,795	546,007

Income (loss) from operations		12,297,845	1,838,376	(451,613)

Interest expense		346,192	159,229	106,231
Interest income		(302,278)	(47,529)	(1,405)
Other expense (income), net		3,090	54,356	(62,109)
Loss from debt extinguishment	13	-	57,802	-
Gain from change in fair value of warrant liability	15	(1,181,499)	(65,493)	-

Income (loss) before provision for income tax and equity investment income		13,432,340	1,680,011	(494,330)

Provision (benefit) for income tax	16	2,066,875	1,340,364	(115,742)
Income (loss) before equity investment income		11,365,465	339,647	(378,588)

Equity investment income, net of tax	12	4,410	-	-
Net income (loss)		11,369,875	339,647	(378,588)

Net loss attributable to noncontrolling interest		(24,652)	-	-
Net income (loss) attributable to GC China Turbine Corp. shareholders		$11,394,527	$339,647	$(378,588)

Earnings (loss) per share- basic	17	$0.19	$0.01	$(0.01)
Earnings (loss) per share- diluted	17	$0.17	$0.01	$(0.01)

Weighted average common share outstanding- basic	17	59,246,727	36,899,821	32,383,808

Weighted average common share outstanding- diluted	17	60,022,853	38,115,890	32,383,808

The accompanying notes are an integral part of these consolidated financial statements.

GC China Turbine Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Amounts expressed in US dollars, except share data)

	Common Shares		Additional paid-in	Retained earnings (accumulated	Accumulated other comprehensive Income	Noncontrolling		Comprehensive Income
	Shares	Amount	capital	deficit)	(loss)	interest	Total	(loss)
Balance at January 1, 2008	32,383,808	$32,384	$1,221,566	$(333,436)	$98,469	$-	$1,018,983
Shareholders contribution	-	-	1,459,279	-	-	-	1,459,279
Net loss	-	-	-	(378,588)	-	-	(378,588)	$(378,588)
Foreign currency translation adjustments	-	-	-	-	60,920	-	60,920	60,920

Balance at December 31, 2008	32,383,808	32,384	2,680,845	(712,024)	159,389	-	2,160,594	$(317,668)
Contribution from shareholders	-	-	1,463,101	-	-	2,155	1,465,256
Issuance of common shares upon conversion of convertible promissory notes, net of issuance costs (Note 13)	12,500,000	12,500	9,893,615	-	-	-	9,906,115
Issuance of common shares in connection with reverse recapitalization	7,686,207	7,686	(5,171)	-	-	-	2,515
Issuance of common shares, net of issuance costs	6,400,000	6,400	5,018,603	-	-	-	5,025,003
Issuance of warrants (Note 15)	-	-	917,130	-	-	-	917,130
Extinguishment of debt from a shareholder (Note 13)	-	-	(83,478)	-	-	-	(83,478)
Net income	-	-	-	339,647	-	-	339,647	$339,647
Foreign currency translation adjustments	-	-	-	-	(632)	-	(632)	(632)

Balance at December 31, 2009	58,970,015	58,970	19,884,645	(372,377)	158,757	2,155	19,732,150	$339,015
Contribution from noncontrolling interest holders	-	-	-	-	-	5,893	5,893
Business acquisition	-	-	-	-	-	85,053	85,053
Conversion of promissory note (Note 13)	500,000	500	1,131,750	-	-	-	1,132,250
Net income (loss)	-	-	-	11,394,527	-	(24,652)	11,369,875	$11,394,527
Foreign currency translation adjustments	-	-	-	-	842,401	(802)	841,599	842,401

Balance at December 31, 2010	59,470,015	$59,470	$21,016,395	$11,022,150	$1,001,158	$67,647	$33,166,820	$12,236,928

The accompanying notes are an integral part of these consolidated financial statements

GC China Turbine Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars, except share data)

	Year ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$11,369,875	$339,647	$(378,588)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expenses	267,423	-	-
Depreciation of property, plant and equipment	131,173	98,382	68,136
Amortization of intangible assets	744,175	197,297	197,717
Deferred income taxes	88,931	(75,621)	(115,742)
Interest expense accrued for promissory note	-	48,720	-
Amortization of premium for convertible promissory note	(50,500)	(22,250)	-
Loss from debt extinguishment	-	57,802	-
Gain from change in fair value of warrant liability	(1,181,499)	(65,493)	-
Equity investment income, net of tax	(4,410)	-	-
Changes in operating assets and liabilities
Increase in accounts receivable	(45,213,187)	(8,925,117)	(3,090,202)
Decrease/ (increase) in inventories	3,081,376	(1,701,662)	(3,138,119)
Decrease/ (increase) in advance to suppliers	1,477,876	(2,735,602)	2,724,470
Decrease/ (increase) in other current assets	489,638	(647,776)	(80,117)
Increase in long-term accounts receivable	(3,034,601)	(402,624)	(129,455)
Prepaid land use right	(363,108)	-	-
Increase in accounts payable and notes payable	16,343,519	4,360,807	409,381
Decrease/ (increase) in deferred revenue	(1,856,413)	(2,881,020)	342,509
Increase in income tax payable	1,753,976	1,415,984	-
Increase in other current liabilities	5,278,274	1,755,564	820,711
Net cash used in operating activities	(10,677,482)	(9,182,962)	(2,369,299)

INVESTING ACTIVITIES:
Cash injected in equity investee	(103,079)	-	-
Purchase of property, plant and equipment	(1,909,487)	(280,560)	(118,869)
Purchase of intangible assets	-	-	(70,774)
Purchase of term deposit	(1,056,972)	-	-
Repayment of loan to related parties	4,154,069	-	-
Loan to related parties	(6,718,534)	(1,696,774)	-
Loan to a third party	(120,797)	-	-
Payment for business acquisition, net of cash acquired	(146,492)	-	-
Collection of advance payment to a third party	-	506,104	-
Decrease/ (increase) in restricted cash	411,973	(2,878,941)	-
Net cash used in investing activities	(5,489,319)	(4,350,171)	(189,643)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	13,451,217	-	2,194,298
Repayments of short-term borrowings	-	(2,195,808)	-
Proceeds from short-term borrowings from related parties	626,029	4,588,764	2,389,193
Repayments of short-term borrowings to related parties	-	(4,727,779)	(4,177,327)
Proceeds from short-term borrowings from a third party	447,687	-	-
Repayments of short-term borrowings to a third party	(447,687)	-	-
Net proceeds from issuance of common shares	-	7,275,014	-
Net proceeds from issuance of convertible promissory notes	-	9,906,115	-
Proceeds from issuance of promissory notes	-	1,015,000	-
Proceeds from cash contribution from shareholders	-	1,463,101	1,459,279
Net cash provided by financing activities	14,077,246	17,324,407	1,865,443

Effect of exchange rate changes on cash and cash equivalents	74,247	1,511	22,995
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,015,308)	3,792,785	(670,504)
Cash and cash equivalents at the beginning of the year	3,803,446	10,661	681,165
Cash and cash equivalents at the end of the year	$1,788,138	$3,803,446	$10,661

GC China Turbine Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars, except share data)

	Year ended December 31,
	2010	2009	2008
Supplemental cash flow information:
Cash paid for interest expense	$337,460	$110,509	$106,231
Cash paid for income tax	$219,967	$-	$-
Non-cash investing and financing activities:
Purchase of property, plant and equipment by accounts payable	$273,095	$235,492	$-
Purchase of intangible assets by accounts payable	$-	$-	$219,472
Business acquisition by amount due to a related party	$58,540	$-	$-
Issuance of common shares upon conversion of convertible promissory notes	$1,132,250	$9,906,115	$-
Issuance of a new debt to extinguish an existing debt (Note 13)	$-	$1,205,000	$-
Issuance of common shares in connection with reverse recapitalization	$-	$2,515	$-
Issuance cost - warrants (Note 15)	$-	$917,130	$-

The accompanying notes are an integral part of these consolidated financial statements.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

1.           ORGANIZATION AND PRINCIPAL ACTIVITIES

GC China Turbine Corp. (the "Company") was incorporated in the State of Nevada, United States of America, on August 25, 2006.  On July 24, 2009 and further amended and restated on July 31, 2009, the Company entered into a binding letter of intent (the "LOI") with Luckcharm Holdings Limited, a Hong Kong company ("Luckcharm"), GC Nordic New Energy Co., Ltd. ("GC Nordic"), Ceyuan Venture II, L.P. ("CV"), Ceyuan Ventures Advisors Fund II, LLC ("CV Advisors") and NewMargin Growth Fund L.P. ("New Margin").  CV, CV Advisors and New Margin are the private equity investors.  Under the terms of LOI, the Company acquired all of the issued and outstanding shares of Luckcharm in exchange for Golden Wind Holdings Limited ("Golden Wind"), a company incorporated in the British Virgin Islands as an exempted company with limited liability under the Companies Law of the British Virgin Islands and the parent company of Luckcharm at that time, acquiring fifty-four percent (54%) ownership interest in the Company (the "Exchange Transaction").  On October 30, 2009, the Exchange Transaction was consummated.  As a result of the Exchange Transaction, Luckcharm became the Company's wholly-owned subsidiary.  For accounting purpose, Luckcharm is the acquiring entity. In the consolidated financial statements subsequent to the transaction, the assets and liabilities of the Company were recognized at fair value (which approximated carrying value) on the transaction date, except for those resulted from transactions entered into on behalf of or primarily for the benefit of Luckcharm or the Company prior to the Exchange Transaction and the assets and liabilities of Luckcharm were recorded at carrying amounts immediately prior to the transaction. The amount recognized as issued equity interests was determined by adding the issued equity interest of Luckcharm outstanding immediately before the transaction to the fair value of the Company. However, the equity structure was restated to reflect the number of common shares of the Company issued to effect the transaction using the exchange ratio prescribed by the Exchange Agreement. The historical financial statements prior to the effective date of the Exchange Transaction are those of Luckcharm.  All share and per share data have been presented to give retroactive effect of the Company’s legal capital throughout the periods presented in these financial statements.

Luckcharm Holding Limited was incorporated in Hong Kong on June 15, 2009 as a shell company.  On June 28, 2009, Luckcharm was acquired by Golden Wind Holding Limited for cash consideration of HK$1.00 (US$0.13). On August 1, 2009, Luckcharm entered into an agreement to acquire 100% of the equity of Wuhan Guoce Nordic New Energy Co., Ltd. ("GC Nordic") for total cash consideration of $3.3 million (RMB 22.5 million) from the original nine individual shareholders (the "Founders").  At the time of this transaction, the Founders obtained 100% voting interests in Golden Wind in the same proportion as their ownership interest in GC Nordic, through a call option and voting trust agreements with Xu Hong Bing (the "Seller"), the sole shareholder of Golden Wind for a nominal consideration.  The acquisition of Golden Wind has been accounted for as a reverse acquisition with no change in control.  On August 5, 2009, GC Nordic received approval on this acquisition from the Bureau of Commerce of the Wuhan City, Hubei Province, People's Republic of China ("PRC"). The restructuring process has been accounted for as a recapitalization as Luckcharm and GC Nordic were under common control with no adjustment to the historical basis of the assets and liabilities of GC Nordic.

GC Nordic was established as a domestic limited liability company on August 21, 2006 upon the issuing of a license by the Administration for Industry and Commerce of the Wuhan City, Hubei Province, PRC with an operating period of ten years to August 20, 2016.

Upon the consummation of the Exchange Transaction on October 30, 2009,

1)	The Company issued 32,383,808 common shares to Golden Wind in exchange for 100% of the issued and outstanding capital stock of Luckcharm (Note 14).

2)	US$10 million convertible promissory notes issued to New Margin, CV and CV Advisors in July 2009 were converted into 12,500,000 shares of the Company's common share (Note 13).

3)	The Company assigned two previously issued promissory notes to Clarus Capital Ltd. in the amount of US$1 million ("Clarus Note I") (Note 13).

4)	The Group entered into an agreement with Clarus Capital Ltd. for a forward issuance of US$1 million promissory note ("Clarus Note II") (Note 13).

5)
The Group completed a private placement offering by issuing 6,400,000 shares of its common share to third party investors for a total consideration of US$8 million (Note 14). In conjunction with the private placement, the Group also granted 640,000 shares of warrants ("Warrant I") to these investors on a pro-rata basis and 560,000 shares of warrants ("Warrant II") to the private placement agents (Note 15).

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

6)
Golden Wind, the parent company of the Group, entered into a make good escrow agreement with the private placement investors, whereby Golden Wind pledged 640,000 common shares of the Group for the benefit of these investors when certain events occur (Note 14).

On December 30, 2009, GC Nordic incorporated an 85% owned subsidiary, Guoce Nordic AB, ("Nordic AB") in accordance with the laws of Sweden, which would be engaged in wind turbine technology research and market development. Tomas Lyrner, the Chief Technology Officer of the Company, holds the remaining 15% interest.

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

Baicheng Guoce Wind Power Development Co., Ltd ("Baicheng Guoce") was established in September 2009 and located in Baicheng Private Development Zone, Jilin Province PRC. The Group acquired 70% ownership of Baicheng Guoce for a consideration of US$205,032 from Wuhan Guoce Electricity Investment Co., Ltd ("Guoce Electricity Investment"), a related party, on January 14, 2010. The Group paid part of the cash consideration in the amount of US$146,492 to Guoce Electricity Investment in February 2010. The acquisition has been accounted for as a business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements subsequent to the acquisition date. Since there was no business activity nor contract signed from the establishment date through acquisition date, the purchase consideration approximated the fair value of the net assets acquired, therefore no goodwill was recorded. Baicheng Guoce is mainly engaged in production and erection of wind turbines and providing technical support during installation, operation, maintenance and after-sales service for wind turbines, and construction and management of wind farms.

On May 27, 2010, the Company established an 85% owned subsidiary, GC Windpower AB, ("Windpower AB") in accordance with the laws of Sweden, which is engaged in wind turbine technology research and market development.  Tomas Lyrner, the Chief Technology Officer of the Company, holds the remaining 15% interest. The wind turbine technology research has been transferred from Nordic AB to Windpower AB.  Nordic AB became dormant.

On June 30, 2010, the Group incorporated a 100% owned subsidiary, Taonan Guoce New Energy Co., Ltd ("Taonan Guoce") located in Taonan, Jilin Province PRC, which is mainly engaged in production and erection of wind turbines and providing technical support during installation, operation, maintenance and after-sales service for wind turbines.

GC China Turbine Corp., Luckcharm Holding Limited, GC Nordic, Nordic AB, Baicheng Guoce, Baicheng Kairui, Windpower AB and Taonan Guoce are collectively referred to as the "Group", which is primary engaged in the design, manufacture, commission and distribution of wind turbine generator and provides related technical support service in the PRC.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).  The Group's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis and to obtain additional financing as may be required.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

(b)	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its majority-owned subsidiaries. All transactions and balances among the Group and its subsidiaries have been eliminated upon consolidation.

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

Significant accounting estimates and assumptions reflected in the financial statements include but are not limited to allowance for doubtful accounts, useful lives of property, plant and equipment and finite lived intangible assets, valuation of inventories, impairment for long-lived assets, accruals for warranty costs, recoverability of prepayments,  assumptions related to the valuation of financial instruments  and valuation of deferred tax assets.

(d)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less when purchased.

(e)	Term deposit

Term deposit consists of bank deposit with an original maturity of over three months.

(f)	Restricted cash

Restricted cash are bank demand deposits used as security against bank drafts. These are used by the Group as short term instruments to reduce financing cost.

(g)	Accounts receivable

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts.  The Group determines the allowance by both specific identification of customer account where appropriate and the application of the general provision primarily based on the age of the receivables. Bad debts are written off as incurred. As of December 31, 2010 and 2009, the Group had an allowance for doubtful accounts of $267,423 and nil, respectively. Long-term accounts receivable represent the non-current portion of accounts receivable with fixed or determinable payments pursuant to contract terms. Long-term accounts receivable are recorded in the consolidated balance sheets at their net present value on the date of recognition based on a discount rate that approximated the discount rate generally available for discounting similar instruments with commercial bank in PRC.

(h)	Inventories

Inventories are stated at the lower of cost or market.  Cost is calculated on the first-in-first-out basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition.  The Group provides inventory write-down to the estimated market value for excessive, slow moving and obsolete inventories as well as inventories whose carrying value is in excess of net realizable value. The estimated market value is measured as the estimated selling price of each class of the inventories in the ordinary course of business less estimated costs of completion and disposal. As of December 31, 2010 and 2009, there were no such charges to inventory.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

(i)	Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and impairment loss, if any.

Property, plant and equipment are depreciated over their estimated useful lives on a straight-line basis.  Residual rates are determined based on the economic value of the property, plant and equipment at the end of the estimated useful period, with a range from 3% to 5%.  Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in statement of operations.  Repairs and maintenance costs are expensed as incurred.  The estimated useful lives are as follows:

Useful lives
Electronic equipment and computers	5 years
Furniture, office equipment and vehicles	5 years
Machinery and tools	5-20 years
Leasehold improvements	Shorter of the lease term or the estimated useful lives

(j)	Intangible assets, net

Intangible assets are stated at cost less accumulated amortization and impairment losses, if any. Intangible assets with finite lives are amortized over their estimated useful lives on a straight-line basis.

(k)	Impairment of long-lived assets

The Group evaluates its long-lived assets and finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When these events occur, the Group compares the carrying amount of the asset group to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Group would recognize an impairment loss equal to the excess of the carrying amount over the fair value of the assets. There was no impairment charge recognized for the years ended December 31, 2010, 2009 and 2008, respectively.

(l)	Equity investment

Equity investments are comprised of investments in privately held companies. The Group uses the equity method to account for an equity investment over which it has significant influence but does not own a majority equity interest or otherwise control, generally accompanying a shareholding of between 20% and 50% of the voting rights. The Group records equity method adjustments in share of earnings and losses. Equity method adjustments include: the Group's proportionate share of investee income or loss, adjustments to recognize certain differences between the Group's carrying value and its equity in net assets of the investee at the date of investment, impairments, and other adjustments required by the equity method.

The Group assesses its equity investments for other-than-temporary impairment by considering factors as well as all relevant and available information including, but not limited to, current economic and market conditions, the operating performance of the investees including current earnings trends, the technological feasibility of the investee's products and technologies, the general market conditions in the investee's industry or geographic area, factors related to the investee's ability to remain in business, such as the investee's liquidity, debt ratios, and other company-specific information.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

(m)	Income taxes

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

(n)	Foreign currency translation

The functional currency and reporting currency of the Company is United States Dollar ("US Dollar").  Monetary assets and liabilities denominated in currencies other than the US Dollar are translated into US Dollar at the rates of exchange ruling at the balance sheet date.  Transactions in currencies other than the US Dollar during the year are converted into the US Dollar at the applicable rates of exchange prevailing on the day transactions occurred.  Transaction gains and losses are recognized in the statements of operations.

The financial records of the Group's PRC subsidiaries are maintained in Renminbi ("RMB") which is their functional currency, while for Nordic AB and Windpower AB, Swedish Krona ("SEK") is their functional currency.  Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates and revenues, expenses, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive income (loss) in the statement of equity and comprehensive income (loss).

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange of People's Republic of China ("PRC"), under the authority of the People’s Bank of China, controls the conversion of RMB into foreign currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China foreign exchange trading system market. The Group's aggregate amount of cash and cash equivalents dominated in RMB amounted to US$1,657,101 and US$2,628,538 as of December 31, 2010 and 2009, respectively.

(o)	Revenue recognition

The Group recognizes revenues in accordance with ASC 605-10 (pre-codification reference as Staff Accountant Board ("SAB") No.104, "Revenue Recognition"), when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

For an arrangement with multiple deliverables, the Group prospectively adopted ASU 2009-13 on January 1, 2010, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. (Note 3)

The Group is not contractually obligated to accept returns.  The sales of goods and services involve inconsequential or perfunctory performance obligations. These obligations can include non-essential installation or training, provision of product manuals and materials, and limited, pre-scheduled technical maintenance support. When the only remaining undelivered performance obligation under an arrangement is inconsequential or perfunctory, the Group recognizes revenue on the delivery of turbines, the predominant deliverable in the total contract and provides for the cost of the unperformed obligations. Cash advances received from customers before the revenue is earned are classified as deferred revenue.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

From time to time, revenue is recognized under a bill and hold arrangement.  Recognition of revenue on bill and hold arrangements occurs when risk of ownership has passed to the customer, a fixed commitment has been provided by the customer, the goods are complete and ready for shipment, the goods are segregated from inventory, no performance obligation remains, and a schedule for delivery has been established.

(p)	Cost of Sales

Cost of sales represents production cost, which includes material, direct labor and manufacturing expenses (i.e. depreciation and amortization expenses), and indirect costs, as well as shipping and handling costs for products sold and warranty costs.

(q)	Warranty cost

Limited warranties are provided to the wind turbine generators for two years following delivery for defects in equipment hardware.  Various suppliers provide warranties to the Group on components purchased.  Warranty costs are accrued as revenues are recognized and are offset by any recoveries received from suppliers.  Actual warranty costs are accumulated and charged against the accrued warranty liability. Product warranties are accrued at 2% of wind turbine sales based on an assessment of industry norms which also represents the Group's best estimate to date.  The Group accrued nil, US$236,629 and US$57,525 warranty costs, and used US$29,993, US$20,244 and nil warranty accrual during the years ended December 31, 2010, 2009 and 2008, respectively.  If the Group begins to experience warranty claims differing from the current accrual rate, the warranty accrual rate would be prospectively revised. On January 1, 2010, the Group prospectively adopted ASU 2009-13 (Note 3), according to which the revenue of the two-year period maintenance service will be deferred at the time of service rendered and recognized on a straight-line basis over the two years. Upon the adoption of ASU 2009-13, the Group ceased to accrue any warranty costs for those agreements entered into or materially modified after January 1, 2010.

Warranty cost

As of January 1, 2008	$-
Addition	57,525
Utilization	-
As of December 31, 2008	57,525
Addition	236,629
Utilization	20,244
As of December 31, 2009	273,910
Addition	-
Utilization	29,993
As of December 31, 2010	$243,917

(r)	Government subsidies

Government subsidies are recognized when received and when all the conditions for their receipt have been met.  Government grants whose primary condition is that the Group should purchase, construct or otherwise acquire non-current assets are recognized as non-current liabilities in the balance sheet and transferred to profit or loss on a systematic and rational basis over the useful lives of the related assets.  Government grants for revenue and/or expenses should be recognized in statements of operations when the related revenue and/or expense are recorded.

The Group received unrestricted government subsidies from local government agency that allow the Group to have full discretion in the fund utilization of US$184,255 and US$79,047 during the years ended December 31, 2010 and 2009, respectively, which were recorded in other operating income in the consolidated statements of operations.  In 2008, the Group received a government grant, which was related to the Group's activities in research and development projects, from a local government agency in the amount of US$42,435. The Group recorded such government grant against the research and development expenses when incurred.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

(s)	Fair value of financial instruments

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

(t)	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing earnings attributable to holders of common shares by the weighted average number of common shares outstanding during the year.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.  Common share equivalents are excluded from the computation in loss periods as their effects would be anti-dilutive.

(u)	Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners and is comprised of net income (loss) and foreign currency translation adjustments.

(v)	Research and development

Research and development costs are expensed as incurred.  Generally all research and development is performed internally for the benefit of the Group. The Group does not perform such activities for others. Research and development costs include salaries, amortization of intangible asset used for research and development purposes, utilities, and miscellaneous items directly related to research and development activities. Research and development expenses for the years ended December 31, 2010, 2009 and 2008 amounted to $918,732, $90,437 and $94,300, respectively.

(w)	Concentration of credit and business risks

Financial instruments that potentially expose the Group to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and long-term accounts receivable and advance to suppliers.  The Group places its cash and cash equivalents with financial institutions with high-credit ratings and quality.

The Group conducts credit evaluation of customers and generally does not require collateral or other securities from its customers.  The Group establishes an allowance for doubtful accounts based on specific identification of customer accounts, and the age of the receivables and factors surrounding the credit risk of specific customers. With respect to advances to suppliers, who are primarily the suppliers of wind turbine components, the Group performs ongoing credit evaluations of its suppliers' financial conditions.  The Group generally does not require collateral or other security against advance to suppliers; however, it maintains reserves for potential credit losses and such losses have historically been within management's expectations.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

The Group's near term, and possibly long term, prospects are significantly dependent upon several customers. Revenues and outstanding accounts receivable for the years ended December 31, 2010, 2009 and 2008 were from only four, two and one customers, respectively. As a result, currently the Group is substantially dependent upon limited customers. Significantly reducing the Group's dependence on these customers is likely to take a long time and there can be no guarantee that the Group will succeed in reducing that dependence.

The following table summarizes revenues and accounts receivable for customers that accounted for 10% or more of accounts receivable or revenues:

	Accounts receivable
	December 31,
	2010	2009

Customer A	5%	44%
Customer B	7%	56%
Customer C	36%	-
Customer D	52%	-

	Revenues
	Year ended December 31,
	2010	2009	2008

Customer A	-	37%	100%
Customer B	-	63%	-
Customer C	48%	-	-
Customer D	52%	-	-

(x)	Segment information

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

(y)	Recently issued accounting pronouncements

On December 21, 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-29 to address differences in the ways entities have interpreted ASC 805’s requirements for disclosures about pro forma revenue and earnings in a business combination. The ASU states that “if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.” In addition, the ASU “expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.” The Group considers that the adoption of ASU 2010-29 has no significant impact on its consolidated financial statements.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

On July 21, 2010, the FASB issued ASU 2010-20, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. For public entities, the new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. That is, for calendar-year-end public entities, most of the new and amended disclosures in the ASU will be effective for this year-end reporting season. However, the disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. Those disclosures include (1) the activity in the allowance for credit losses for each period and (2) disclosures about modifications of financing receivables. For calendar-year-end public entities, those disclosures will be effective for the first quarter of 2011. The Group considers that the adoption of ASU 2010-20 has no significant impact on its consolidated financial statements.

3.	CHANGE IN ACCOUNTING POLICY OF REVENUE RECOGNITION DUE TO THE ADOPTION OF ASU 2009-13

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

On January 1, 2010, the Group prospectively adopted ASU 2009-13. Based on the selling price hierarchy established by ASU 2009-13, when the Group is unable to establish selling price using VSOE or TPE, the Group will establish an ESP. ESP is the price at which the Group would transact a sale if the product or service were sold on a stand-alone basis. The Group establishes its best estimate of ESP considering internal factors relevant to is pricing practices such as costs and margin objectives, standalone sales prices of similar products, and percentage of the fee charged for a primary product or service relative to a related product or service. Additional consideration is also given to market conditions such as competitor pricing strategies and market trend. The determination of ESP is a formal process within the Group that includes review and approval by the Group's management. In addition, the Group regularly reviews VSOE and TPE for its products and services, in addition to ESP. Under this standard, the Group allocates revenue in arrangements with multiple deliverables using estimated selling prices because they do not have VSOE or TPE of the selling prices of the deliverables. Sales of the wind turbines are considered arrangements with two deliverables, consisting of the delivery of the wind turbines and the two-year period maintenance service. Under the prior accounting standard, the Group accounted for sales upon the delivery of the wind turbines. According to ASU 2009-13, revenue of the two-year period maintenance service will be deferred at the time of service rendered and recognized on a straight-line basis over the two years.

For the year ended December 31, 2010, the adoption of ASU 2009-13 decreased revenue, income before income tax and net income by US$1,799,993, US$599,476 and US$507,756, respectively, with a decrease of US$0.01 on both basic and diluted EPS, as compared to application of the previous guidance.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

The Group did not elect to adopt ASU 2009-13 retrospectively for prior periods.  As a result, revenue recognition for those arrangements signed prior to the fiscal year of 2010 will not be affected by ASU 2009-13. If the arrangements accounted for under Subtopic 605-25 were subject to the measurement requirements of ASU 2009-13, the Group's revenue would have been US$12,377,441 for the year ended December 31, 2009, or would have decreased by US$382,807 compared to the revenue recognized under Subtopic 605-25.

4.	FAIR VALUE MEASUREMENT

Information about inputs into the fair value measurements of the Group’s assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows:

Fair Value Measurements at December 31, 2010
Using
Quoted Prices
	Total Fair	in Active	Significant
	Value and	Markets for	Other	Significant
	Carrying	Identical	Observable	Unobservable
	Value on the	Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant Liability	$85,889	$-	$-	$85,889

Fair Value Measurements at December 31, 2009 Using
Quoted Prices
	Total Fair	in Active	Significant
	Value and	Markets for	Other	Significant
	Carrying	Identical	Observable	Unobservable
	Value on the	Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant Liability	$1,267,388	$-	$-	$1,267,388

Fair value of the Level 3 liability was US$85,889 and US$1,267,388 as of December 31, 2010 and 2009 respectively. A summary of changes in Level 3 liability is as follows:

	Year ended December 31,
	2010	2009
Beginning balance	$1,267,388	$-
Issuance	-	1,332,881
Total unrealized gains included in earnings	(1,181,499)	(65,493)
Ending balance	$85,889	$1,267,388
The amount of total gains for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(1,181,499)	$(65,493)

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

The fair value of the warrant is estimated using binomial model (Note 15). It is classified as level 3 in the fair value hierarchy as the fair value estimation involves significant assumptions that are not observable in the market.

The estimated fair value of the Company’s financial instruments, including cash, term deposit, restricted cash, accounts receivable, advance to suppliers, accounts payable, amount due from (to) related parties and short-term borrowings, approximates their carrying value as of  December 31, 2010, and 2009 due to their short-term nature. The fair value of long-term accounts receivable approximates carrying value, because long-term accounts receivable are recorded at net present value upon recognition and amortized using an effective interest rate method, which approximated the prevailing market interest rate as of the reporting dates. The fair value of convertible promissory note is approximately US$1,182,750 as of December 31, 2009 and is estimated based on the fair value of common shares the note is convertible into on the valuation date.

5.	ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010	December 31, 2009

Billed receivable	$25,685,643	$7,859,006
Unbilled receivable	32,764,395	4,269,705
	58,450,038	12,128,711
Less: bad debt provision	267,423	-
	$58,182,615	$12,128,711

Unbilled receivable represents amounts earned under sales contracts but not billable at the respective balance sheet dates. These amounts become billable according to the contract terms.

As of December 31, 2010, US$18,119,520 (RMB120,000,000) accounts receivable had been pledged as collateral for the same amount of loan facility obtained from a PRC bank. (Note 10)

6.	INVENTORIES

The Group's inventories as of December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010	December 31, 2009
Raw materials	$2,116,022	$431,618
Work in progress	-	130,030
Finish goods	-	4,525,678
	$2,116,022	$5,087,326

7.	AMOUNT DUE FROM (TO) RELATED PARTIES

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

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

Related Party	Nature of the party	Relationship with the Group
Wuhan Guoce Science & Technology Corp. ("GC-Tech")	Electric power equipment manufacturer	Controlled by Hou Tie Xin (Principal shareholder of the Group)
Wuhan Guoce Electricity Investment Co., Ltd. ("Guoce Electricity Investment")	Investment and management company	Controlled by Hou Tie Xin (Principal shareholder of the Group)
Join Right Management Limited ("Join Right")	Investment and management company	Controlled by Hou Tie Xin (Principal shareholder of the Group)
Wuhan Sanlian Water & Electricity Control Equipment Co., Ltd. ("Wuhan Sanlian")	Electric control equipment manufacturer	Controlled by Xu Jiarong (Director of the Group)

Wuhan Mita-Sanlian New Energy Technology Co., Ltd ("Wuhan Mita-Sanlian")	Control system manufacturer	Equity investee of the Group

	Amount Due From Related Parties
	December 31, 2010	December 31, 2009

GC-Tech	$3,453,918	$1,837,636
Guoce Electricity Investment	1,213,228	266,687
Wuhan Sanlian	-	210,889
Join Right	-	10,000
Amount due from related parties	$4,667,146	$2,325,212

	Amount Due to Related Parties
	December 31, 2010	December 31, 2009

Wuhan Sanlian	$453,029	$-
Wuhan Mita-Sanlian	104,264	-
Join Right	173,000	-
Amount due to related parties	$730,293	$-

The Group had US$3,453,918 and US$1,837,636 due from GC-Tech as of December 31, 2010 and 2009, respectively. The amount of US$3,453,918 as of December 31, 2010 represented the 1) prepayment of US$259,529 to GC-Tech who imported raw materials from overseas on behalf of the Group and 2) short-term lending and related interest receivable of US$3,194,389 with stated due date in June 2011. The amount of US$1,837,636 as of December 31, 2009 represented the prepayment of US$407,549 to GC-Tech and the related party lending of US$1,430,087, the Group extended to GC-Tech in August 2009.  Weighted average interest rates of the related party lending are 5.6% and 5.4% for the years ended December 31, 2010 and 2009 respectively, which benchmark to the one year borrowing rate for bank loans from People's Bank of China.

The Group had US$1,213,228 and US$266,687 due from Guoce Electricity Investment as of December 31, 2010 and 2009, respectively. The amount of US$1,213,228 as of December 31, 2010 represented other receivable of US$96,637, and a short-term lending and related interest receivable of US$1,116,591 with stated due date in June 2011. Weighted average interest rate of the related party loan is 5.6%, which benchmarks to the one year borrowing rate for bank loans from People's Bank of China.  The amount of US$266,687 as of December 31, 2009 represented a short-term loan to Guoce Electricity Investment that did not bear interest, and this amount was settled in March 2010.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

The Group had US$453,029 due to Wuhan Sanlian as of December 31,2010 which represented a short-term borrowing from Wuhan Sanlian. Such borrowing does not bear any interest and is payable upon demand. The Group had a balance of US$210,889 due from the same related party as of December 31, 2009. The balance was a result of a prepayment to Wuhan Sanlian for purchase of raw materials. After the establishment of Wuhan Mita-Sanlian, the purchase and prepayment for the raw materials were all transferred from Wuhan Sanlian to Wuhan Mita-Sanlian.

The Group had US$104,264 and nil due to Wuhan Mita-Sanlian as of December 31, 2010 and 2009 respectively. The amount represented the accounts payable to Mita-Sanlian for purchase of raw materials. The Group purchased US$419,376 raw materials from Wuhan Mita-Sanlian during the year ended December 31, 2010.

The Group had short-term borrowing from Join Right in the amount of US$173,000 as of December 31, 2010. Such borrowing does not bear any interest and is payable upon demand. In addition, the Group had other receivable of US$10,000 from Join Right as of December 31, 2009.

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31, 2010	December 31, 2009

Electronic equipment and computers	$134,023	$94,636
Furniture, office equipment and vehicles	197,762	124,399
Machinery and tools	1,576,769	1,297,502
Leasehold improvements	56,942	55,228
	1,965,496	1,571,765
Less: Accumulated depreciation	(300,099)	(168,926)
Construction in progress	1,649,542	-
Property, plant and equipment, net	$3,314,939	$1,402,839

The Group recorded depreciation expense of US$131,173, US$98,382 and US$68,136 for the years ended December 31, 2010, 2009 and 2008, respectively.

9.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2010	December 31, 2009
Gross carrying amount -
Purchased technology	$1,186,527	$1,150,812
Less: Accumulated amortization -
Purchased technology	1,186,527	406,637
Intangible, net	$-	$744,175

The Group recorded amortization charges of US$744,175, US$197,297and US$197,717 for the years ended December 31, 2010, 2009 and 2008, respectively.

Upon the termination of the technical license in November 2010 (Note 18 (d)), one of the purchased intangible assets with net carrying amount of US$589,690 was fully amortized. In addition, other intangible assets had been fully amortized by the end of December 31, 2010, according to the amortization schedule.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

10.	SHORT-TERM BORROWINGS

The Group had a loan facility in the amount of US$18,119,520 (RMB120,000,000) from a PRC bank for procuring raw material purpose, which was guaranteed by GC-Tech and four shareholders of the Company, and collateralized by the same amount of the Group's accounts receivable. The debt-to-assets ratio of the borrower, which is GC Nordic, shall not exceed 65% for the duration of the loan. As of December 31, 2010, the Group was in compliance with all the covenant requirements under this loan agreement.

On June 24, 2010, the Group has drawn down the first tranche of the loan facility in the amount of US$9,059,760 (RMB60,000,000) with a fixed annual interest rate of 6.37%. On November 26, 2010, another tranche of US$4,529,880 (RMB30,000,000), with a fixed annual interest rate of 6.67% under the same loan facility, was granted to the Group, via a simultaneous pass through from Hou Tie Xin, the chairman and the principal shareholder of the Group. As of December 31, 2010, US$4,529,880 (RMB30,000,000) was available from the loan facility for future borrowing.

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2010	December 31, 2009

Payroll and bonus payable	$68,930	$67,887
Warranty accrual	243,917	273,910
Royalty accrual	-	559,543
Freight accrual	604,266	141,743
Value-added taxes payable	6,394,882	1,314,338
Other taxes payable	569,286	280,552
Others	335,317	132,515
	$8,216,598	$2,770,488

In 2006, the Group entered into a technical license related to its development of wind turbine generator products.  Under this agreement, the Group is obligated to pay a royalty for each wind turbine generator sold that utilized the technology covered by this agreement.  On November 30, 2010, the licensor and the Group entered into a termination, release and settlement agreement (Note 18 (d)).  Upon the termination, all prior and future royalty payments had been waived by the licensor, the Group recorded the reversal of royalty accrual of US$1,531,930 in cost of sales in the statement of operations for the year ended December 31, 2010.

12.	EQUITY INVESTMENT

On April 19, 2010, the Group invested US$103,079 in Wuhan Mita-Sanlian for 16% equity interest.  Wuhan Mita-Sanlian is mainly engaged in sales, production and service of control system for wind turbine as well as related supporting equipments of hydraulic, cooling and lubrication systems.  The Group accounts for such investment under equity method of accounting as the Group can exercise significant influence over operating and financial policies of Wuhan Mita-Sanlian.  The Group recognizes its share of the earnings or losses of Wuhan Mita-Sanlian and eliminates any unrealized intra-entity profits or losses on assets still remaining with the Group in the statements of operations.

13.	PROMISSORY NOTE AND CONVERTIBLE PROMISSORY NOTES

On July 31, 2009, the Company executed convertible promissory notes in favour of New Margin, CV and CV Advisors in the amount of US$5 million, US$4.8 million and US$0.2 million, respectively (collectively, the "Promissory Notes").  The Promissory Notes earn simple interest at an annual percentage rate equal to 6% or the lowest rate permissible by law (i.e., 0%).  The Promissory Notes do not have a contractual maturity date.  They will either be converted into common shares of the Company at US$0.80 per share when the Exchange Transaction is consummated, or be converted into a 29.87% equity interests in GC Nordic if the Exchange Transaction fails. The Promissory Notes were accounted for as equity instruments because legally they were equity instruments and the holders would not be entitled to creditor's rights in any situation including bankruptcy and liquidation. Immediately after the issuance, the proceeds received were transferred to Luckcharm in the form of short-term borrowings, which were eliminated upon consummation of the Exchange Transaction. The Promissory Notes were converted into 12,500,000 common shares of the Company pursuant to the contractual conversion provision on October 30, 2009 (Note 14).

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

In contemplation of the Exchange Transaction between the Company and Luckcharm, on June 8, 2009, the Company issued a promissory note of US$600,000 to New Margin ("New Margin Note") and a promissory note of US$415,000 to Coach Capital LLC (“Coach Note”), respectively. Both notes were due on demand and carried an interest of one percent per month. The New Margin Note had no conversion feature. The Coach Note was convertible into the common shares of the Company by the holder at a price equal to the lesser of US$1.00 per share or the issue price of the latest share offering prior to the exercise of the conversion option. The proceeds received were transferred to Luckcharm via a promissory note, which was eliminated upon consummation of the Exchange Transaction. On October 30, 2009, the New Margin Note and the Coach Note were assigned to Clarus Capital Ltd., a United States based company who served as the financial advisor for the Group and the agent for the US$8 million private placement (Note 14) and superseded by a promissory note to Clarus Capital Ltd. (the “Holder”) in the principal amount of US$1,000,000. All accrued but unpaid interest on the previous two notes were waived. Clarus Note I shall be due and payable by the Company on or before October 31, 2011 ("Maturity Date") and bears no interest. It is convertible, in whole but not in part, into shares of the Company at a price of US$2.00 (“Conversion Price”) per share at anytime on or before the Maturity Date. On the six-month anniversary of the date that the Company provides a confirmation to Holder of the delivery of twenty wind turbine systems by the Company’s direct wholly-owned subsidiary, GC Nordic to its customers, Clarus Note I shall be automatically converted into common shares of the Company at the Conversion Price. The Company accounted for the assignment and modification of the Coach Note as a debt extinguishment, and recorded a loss on debt extinguishment of US$57,802 in the consolidated statements of operations for the year ended December 31, 2009. The Company accounted for the assignment and modification of the New Margin Note as a capital transaction given New Margin's equity shareholder capacity on October 30, 2009 (the “Extinguishment Date”). The amount that otherwise would have been recognized as loss on debt extinguishment, or US$83,478, was recorded against additional paid-in capital. The Clarus Note I was deemed as a new debt instrument and recorded at fair value of US$1,205,000 on October 30, 2009. The fair value in excess of principal amounted US$205,000 is accounted for as premium to be amortized by effective interest rate method through the Maturity Date.  US$50,500 and US$22,250 were amortized into interest income for the years ended December 31, 2010 and 2009, respectively. The conversion option was not an embedded derivative requiring bifurcation under US GAAP, and the Company did not record a beneficial conversion feature on Clarus Note I as the effective conversion price was not less than the estimated fair value of the Company's common share the note is convertible into on the note issuance date.

On June 12, 2010, which was the six-month anniversary of the delivery of twenty wind turbine systems, the Clarus Note I was automatically converted into 500,000 common shares of the Company at the Conversion Price.

On October 30, 2009, the Company entered into another agreement with Clarus Capital Ltd. for a forward issuance of US$1 million promissory note to Clarus Capital Ltd. upon the date that GC Nordic has delivered 20 wind turbine systems to its customers. The Clarus Note II bears no interest and will have a maturity of two years from the date of issuance. The note will be convertible by the Holder into the Company's common share at anytime on or before maturity at a price of US$2.00 per share, and is automatically convertible six months after issuance.  On August 11, 2010, the Company and Clarus Capital Ltd. entered into an amendment to extend the issuance of Clarus Note II to November 15, 2010, with an extension payment by Clarus Capital Ltd. of US$10,000.  The Company and Clarus Capital Ltd. have agreed to terminate the Clarus Note II, with negotiation on detailed terms ongoing.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

14.	COMMON SHARES

On October 30, 2009, the Company issued 32,383,808 shares of its common share to Golden Wind Holdings Ltd. in exchange for 100% of the issued and outstanding capital stock of Luckcharm.  As stated in Note 1, the equity structure prior to October 30, 2009 was restated to reflect the number of common shares of GCTC issued to effect the transaction using the exchange ratio prescribed by the Exchange Agreement. The historical financial statements prior to the effective date of the Exchange Transaction are those of Luckcharm.  All share and per share data have been presented to give retroactive effect of GCTC’s legal capital throughout the periods presented in these financial statements.  The Company had 7,686,207 shares outstanding immediately before the Exchange Transaction, which were deemed as shares issued by Luckcharm, the accounting acquirer, to the Company, the accounting acquiree.

On October 30, 2009, upon the closing of the Exchange Transaction, the US$10 million convertible promissory notes issued to New Margin, CV, and CV Advisors, were converted into 12,500,000 common shares at a conversion price per share equal to US$0.80, net off issuance costs of US$93,885 (Note 13).

Concurrent with the Exchange Transaction, on October 30, 2009, the Company also completed a private placement offering under which 6,400,000 common shares were issued to third party investors at US$1.25 per share for a total consideration of US$8 million. The Company received net cash proceeds of US$7,275,014. The issuance costs included 1) US$724,986 in cash for legal, accounting, and other direct issuance costs and 2) 560,000 shares of warrants (Warrant II) issued to a private placement agent for no consideration, which had fair value as US$917,130 upon issuance (Note 15).  To those investors who subscribed for common shares, the Company also granted a total of 640,000 shares of warrants (Warrant I) to purchase common shares on a pro rata basis, which was recognized as a warrant liability (Note 15).  The net cash proceeds were further assigned to the fair value of the warrant liability for US$1,332,881 on the issuance date.

In connection with the private placement offering, the Company, Golden Wind and the investors entered into a make good escrow agreement, whereby Golden Wind pledged 640,000 common shares of the Company into escrow for the benefit of investors in the event the Company fails to satisfy certain After-Tax Net Income ("ATNI") threshold. Specifically, if the ATNI for the fiscal year ending December 31, 2010 reported in the  Company's  Annual Report on Form 10-K as filed with the Securities Exchange Commission is less than US$12,500,000, shares in escrow will be transferred to each investor on a pro rata basis for no additional consideration, at a number equal to pre-set formula agreed between Golden Wind and investors (the "2010 Make Good Shares"), provided, that the number of 2010 Make Good Shares shall in no event exceed 640,000 shares. If the ATNI threshold is satisfied, no transfer of the 640,000 shares shall be made to the investors and all 640,000 shares deposited with the escrow agent shall immediately be returned to Golden Wind.  The make good escrow agreement represents a transaction among shareholders and has no impact on the Group's consolidated financial statements because the Company is not legally liable for the escrow shares in any circumstances.

On June 12, 2010, pursuant to the conversion provision, Clarus Note I was automatically converted into 500,000 common shares of the Company at the Conversion Price (Note 13). The related common shares were issued on August 11, 2010.

15.	WARRANTS

In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, the Company granted Warrant I to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares.  The warrants had an exercise price of US$1.00 per share and were exercisable any time within three years from the date of issuance. However if the fiscal year 2010 ATNI is less than a guaranteed US$12,500,000, the Company will reduce the exercise price of each warrant to equal to Adjusted Exercise Price in accordance to a pre-set formula, provided that if the Adjusted Exercise Price is negative, the Adjusted Exercise Price will be deemed to equal to US$0.001 per share. The Company recorded the fair value of the warrants of US$1,332,881 on day one as warrant liability in the consolidated balance sheets as the warrants do not qualify for equity classification under US GAAP. The warrant liability was remeasured at fair value of US$85,889 and US$1,267,388 at December 31, 2010 and 2009, respectively. The fair value change of US$1,181,499 and US$65,493 were recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

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

The fair value of the warrants was computed using binomial option pricing model and the following assumptions:

	October 31, 2009	Warrant I December 31, 2009	December 31, 2010	Warrant II October 31, 2009
Contractual life	3 years	2.8 years	1.8 years	3 years
Volatility	66.28%	65.94%	49.3%	66.28%
Expected dividend	-	-	-	-
Average risk-free rate	1.42%	1.59%	0.67%	1.42%

None of the above warrants had been exercised as of December 31, 2010.

16.	INCOME TAXES

(a)	Tax law of each tax jurisdictions

United States

Under the federal and state income tax law of United States, the Company is subjected to tax on its income or capital gains.  As at December 31, 2010, the Company does not have any assessable profits and accordingly, no provision for federal and state income taxes have been provided thereon.

Hong Kong

Luckcharm did not have assessable profits that were earned in or derived from Hong Kong during the years ended December 31, 2010, 2009 and 2008.  Accordingly, no Hong Kong profits tax has been provided for.

China

GC Nordic, Baicheng Guoce, Baicheng Kairui, and Taonan Guoce (collectively "PRC subsidiaries") are subject to Enterprise Income Tax, or EIT, on the taxable income as reported in their statutory financial statements adjusted in accordance with relevant PRC income tax laws.

Under the Law of the People's Republic of China on Enterprise Income Tax ("New EIT Law"), which was effective from January 1, 2008, domestically-owned and foreign-invested enterprises are subject to a uniform tax rate of 25%. In addition, according to the New EIT Law, entities that qualify as high-and-new technology enterprises, or "HNTE", especially supported by the PRC government are expected to benefit from a tax rate of 15% as compared to the uniform tax rate of 25%. Effective January 1, 2010, GC Nordic is entitled to enjoy a 15% preferential tax rate as a HNTE.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

Sweden

Under the income tax law of Sweden, GC Nordic AB and Windpower AB are subjected to 26.3% tax rate on the taxable income as reported in their statutory financial statements adjusted in accordance with relevant Swedish income tax laws.

(b)	Reconciliation from income tax at statutory rate to effective tax rate

The following table sets out the reconciliation from the statutory CIT rate to the Group’s effective tax rate:

	Year ended December 31,
	2010	2009	2008

Statutory EIT rate	25.0%	25.0%	25.0%
Effect of different tax rate of group entities in other jurisdictions	(0.3%)	(2.0%)	-
Tax effect of donation that are not deductible in determining taxable profit	-	49.4%	-
Tax effect of other expenses that are not deductible in determining taxable profit	(2.0%)	(0.4%)	(2.0%)
Tax effect of tax holidays	(9.6%)	-	-
Change in valuation allowance	1.4%	8.0%	-
Effect of change in reversal rate	0.9%	-	-
Effective EIT rate	15.4%	80.0%	23.0%

The aggregate amount and per share effect of the tax holiday are as follows:

	Year ended December 31,
	2010	2009	2008

The aggregate amount effect	$1,296,678	$-	$-
Per share effect - basic and diluted	$0.02	$-	$-

The decrease of the effective tax rate for the year ended December 31, 2010 is mainly attributable to the tax holidays of GC Nordic as an HNTE. The increase of the effective tax rate for the year ended December 31, 2009 is mainly attributable to the income tax liability of US$825,000 arising from the US$3,300,000 cash consideration paid by Luckcharm to the Founders during the recapitalization (Note 1) which was deemed as donation subject to PRC income tax.

(c)	Deferred tax

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Group's net deferred tax assets are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets
Net operating losses carried forward	$322,318	$139,867
Accrued expenses	169,677	257,627
Pre-operating expenses	22,986	55,736
Bad debt provision	40,113	-
Less: valuation allowance	(322,318)	(139,867)
	$232,776	$313,363
Analysis as:
Current	$92,794	$276,206
Non-current	139,982	37,157
	$232,776	$313,363

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

As of December 31, 2010, majority deductible net operating loss carry-forwards were from the Company in the amount of US$851,982, which is subject to the federal tax rate of 34%.  Net operating losses carry forward from other subsidiaries are not material.  The Company does not have enough profit in the foreseeable future to realize the tax benefit. The Group believes that it is more likely than not that the benefit from the net operating loss carry forward will not be realized. The Group has fully provided a valuation allowance on the deferred tax assets relating to these operating losses carry forward. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a deduction of income tax expense.

(d)	Significant components of income tax expense

Income taxes for PRC subsidiaries are calculated on a separate entity basis.  The Group's PRC subsidiaries file stand-alone tax returns.  The provisions for the Group's income taxes for the years ended December 31, 2010, 2009 and 2008, respectively, are summarized as follows:

	Year ended December 31,
	2010	2009	2008

Current tax	$1,977,944	$1,415,985	$-

Deferred tax expense (benefit)	88,931	(75,621)	(115,742)

	$2,066,875	$1,340,364	$(115,742)

(e)	Uncertainty in income tax

As of December 31, 2010 and 2009, the amounts of gross unrecognized tax benefits were zero. The Group does not anticipate any significant change for unrecognized tax benefits within the next 12 months.  The Group will classify interest and penalties related to income tax matters, if any, in income tax expense.

According to PRC Tax Administration and Collection Law, the statute of limitations for tax underpayments is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB 0.1 million is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is 10 years. There is no statute of limitations in the case of tax evasion. The Group's PRC subsidiaries are therefore subject to examination by the PRC tax authorities from 2006 through 2010.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

17.	EARNINGS (LOSS) PER SHARE

The weighted average number of outstanding common share as shown in the financial statements presented herewith was computed based on the Company's number of outstanding common share, and took into account of the recapitalization transactions and the reverse acquisition transaction as described in Note 1. Detail computations are set out as follow,

	Date of	No. of Luckcharm	No. of the Company's shares (restated for recapitalization	No. of days outstanding Year ended December 31,			Weighted average number of outstanding common shares Year ended December 31,
	issue or purchase	common share	of Luckcharm)	2010	2009	2008	2010	2009	2008
Number of days in reporting period				365	365	365
Luckcharm existing shares as of Jan 1, 2008	Prior to 1/1/2008	1	32,383,808	365	365	365	32,383,808	32,383,808	32,383,808
Shares issued in exchange for 100% equity of Luckcharm at time of reverse acquisition	10/30/2009		32,383,808
Existing shares in issue at time of reverse acquisition	10/30/2009		7,686,207	365	62	-	7,686,207	1,305,602	-
GCHT issued common shares to investors	10/30/2009		18,900,000	365	62	-	18,900,000	3,210,411	-
Conversion of promissory note	06/12/2010		500,000	202	-	-	276,712	-	-
			59,470,015				59,246,727	36,899,821	32,383,808

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years indicated,

	Year ended December 31,
	2010	2009	2008

Net income (loss) attribute to common shareholders-basic	$11,394,527	$339,647	$(378,588)
Less: Interest income recorded on convertible promissory notes	(50,500)	(22,250)	-
Gain from change in fair value of the warrant liability	(1,181,499)	(65,493)	-
Net income (loss) attribute to common shareholders-diluted	$10,162,528	$251,904	$(378,588)

Weighted average common shares outstanding-basic	59,246,727	36,899,821	32,383,808
Convertible promissory notes	223,288	83,562
Warrants	552,838	1,132,507	-
Weighted average common shares outstanding-diluted	60,022,853	38,115,890	32,383,808

Earnings (loss) per share-basic	$0.19	$0.01	$(0.01)
Earnings (loss) per share-diluted	$0.17	$0.01	$(0.01)

There were no anti-dilutive instruments excluded from the computation of diluted earnings per share for the years ended December 31, 2010 and 2009. There were no common share equivalent instruments for the year ended December 31, 2008.

GC China Turbine Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Amounts expressed in US dollars, except share data)

18.	COMMITMENTS AND CONTINGENCIES

(a)	Purchase commitments

As of December 31, 2010, the Group had outstanding commitments in the amount of US$17,809,299 for raw material purchases.

(b)	Capital commitments

As of December 31, 2010, the Group's capital commitments amounted to US$1,769,019 in relation to asset improvement and new plant construction within the next twelve months.

(c)	Operating lease commitments

As of December 31, 2010, the Group had operating lease commitments in the amount of US$44,612, which will be paid in 2011.

(d)	Legal proceedings

On December 4, 2009, Nordic Windpower USA, Inc. (“Nordic Windpower”) filed a lawsuit (the “Lawsuit”) against the Group in the U.S. District Court for the Northern District of California, alleging trademark infringement, trademark dilution, unfair competition and trade dress infringement. The Group has substantially complied with all of Nordic Windpower's requests related it its claims, including changing its name to "GC China Turbine Corp." on September 14, 2009.

On November 30, 2010, the Group entered into a Termination, Release and Settlement Agreement with Nordic Windpower, pursuant to which the parties agreed to the settlement of all disputes between the parties and to dismiss the Lawsuit.  Further, the parties agreed that Nordic Windpower shall not use the mark “NORDIC WINDPOWER” in China and the Group shall not use the mark “NORDIC” or any confusingly similar marks outside of China, subject to legal requirements.  Further, the Group consented to Nordic Windpower’s use and registration of the mark or any mark incorporating the term “NORDIC” outside of China, and Nordic Windpower consented to the Group's use and registration of the mark “GC NORDIC” or “GUOCE NORDIC” in China.  In addition, the parties agreed to terminate the technical license that all past, present and future rights and obligations under the technical license is null, void and of no further force or effect from the effective date of the original technical license agreement.

The Group is not a party to any other legal proceeding, the adverse outcome of which is likely to have a material adverse effect on the Group's consolidated financial condition or results of operations.

19.	PRC EMPLOYEE BENEFITS

Full-time employees of the Group are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits.  The Group is required to accrue for these benefits based on certain percentages of salaries in accordance with the relevant regulations and make contributions to the state-sponsored pension, medical and welfare plans.  The Chinese government is responsible for the medical benefits and ultimate pension and welfare liabilities to these employees. The total contribution for such employee benefits were $61,430, $50,067 and $20,310 for the years ended December 31, 2010, 2009 and 2008, respectively.

20.	PROFIT APPROPRIATION AND STATUTORY RESERVES IN CHINA

PRC subsidiaries are required to make appropriations from after-tax profits to non-distributable reserve funds.  The subsidiaries, after recouping their losses, must make appropriations to general reserve fund and staff bonus and welfare fund, in accordance with the Law of the PRC on Enterprises Operated Exclusively with Foreign Capital. The general reserve fund requires annual appropriations of 10% of after-tax profit (determined by generally accepted accounting principles in the PRC (“PRC GAAP”)) until such fund has reached 50% of the subsidiaries’ registered capital; the percentage of appropriation for staff bonus and welfare fund is determined at the discretion of its Board.  The statutory reserves can only be used for specific purposes, such as offsetting accumulated losses, enterprise expansion or staff welfare.  These reserves are not distributable to the shareholders except in the event of liquidation. Appropriations to these funds are accounted for as transfers from retained earnings to the statutory reserves.

Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. PRC laws and regulations require that annual appropriations of 10% of after-tax income should be set aside prior to payment of dividends as a general reserve fund. In addition, there are restrictions on the distribution of share capital from the Group’s PRC subsidiaries. As a result of these PRC laws and regulations, the Group’s PRC subsidiaries are restricted in its ability to transfer a portion of its net assets to the Group in the form of dividends, loans or advances. Such restricted portions amounted to US$17,776,327 as of December 31, 2010.

GC China Turbine Corp.
ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I
BALANCE SHEET
(Amounts expressed in US dollars, except share data)

	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Prepaid expenses and other current assets	$2,515	$2,515
Total current assets	2,515	2,515
Investment in subsidiaries	32,756,672	21,393,012
Total assets	$32,759,187	$21,395,527

LIABILITIES
Current liabilities:
Other current liabilities	$-	$74,000
Total current liabilities
Non-current liabilities:	-	74,000
Due to affiliates	823,730	391,000
Warrant liability	85,889	1,267,388
Convertible Promissory Notes	-	1,182,750
Total liabilities	909,619	2,915,138

EQUITY
Common share (US$0.001 par value; 100,000,000 shares authorized, 59,470,015 and 58,970,015 shares issued and outstanding as of December 31, 2010 and 2009, respectively)	59,470	58,970
Additional paid-in capital	17,517,050	16,385,299
Retained earnings	13,271,890	1,877,363
Accumulated other comprehensive income	1,001,158	158,757
Total equity	31,849,568	18,480,389

Total liabilities and equity	$32,759,187	$21,395,527

GC China Turbine Corp.
ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I
STATEMENT OF OPERATIONS
(Amounts expressed in US dollars)

	Year Ended December 31
	2010	2009
Operating expenses:
General and administrative expenses	$358,730	$339,241

Loss from operations	358,730	339,241

Interest expense	-	48,720
Interest income	(50,500)	(22,250)
Loss from debt extinguishment	-	57,802
Gain from change in fair value of warrant liability	(1,181,499)	(65,493)

Income in investment in subsidiaries	10,521,258	2,235,383
Net income attributable to shareholders	$11,394,527	$1,877,363

GC China Turbine Corp.
ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE I
STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

	Year ended December 31
	2010	2009

OPERATING ACTIVITIES:
Net income	$11,394,527	$1,877,363
Adjustments to reconcile net income to net cash used in operating activities:
Income from investment in subsidiaries	(10,521,258)	(2,235,383)
Amortization of premium of convertible debt	(50,500)	(22,250)
Gain from change in fair value of warrant liability	(1,181,499)	(65,493)
Loss from debt extinguishment	-	57,802
Changes in operating assets and liabilities:
Increase in amount due to affiliates	432,730	74,000
Increase/ (decrease) in other current liabilities	(74,000)	249,113
Net cash used in operating activities	-	(64,848)

INVESTING ACTIVITIES:
Investment in subsidiaries	-	(18,131,281)
Net cash used in investing activities	-	(18,131,281)

FINANCING ACTIVITIES:
Net proceeds from issuance of common share	-	7,275,014
Net proceeds from issuance of convertible promissory notes	-	9,906,115
Proceeds from issuance of promissory notes	-	1,015,000
Net cash provided by financing activities	-	18,196,129

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-
Cash and cash equivalents at the beginning of the year	-	-
Cash and cash equivalents at the end of the year	$-	$-

Note to Schedule I:

The parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the Company accounts for its subsidiaries using the equity method. Please refer to the notes to the consolidated financial statements presented above for additional information and disclosures with respect to these financial statements.  As the parent company is acquired through a reverse recapitalization (Note 1) in 2009, Luckcharm was deemed as the parent company of the Group prior to the consummation of the Exchange Transaction, which was established in June 2009. Therefore the condensed financial information of the parent company for the year ended December 31, 2009 represents the accounts of Luckcharm for the period from June 28, 2009 to October 30, 2009, and the accounts of the Company for the period from October 31, 2009 to December 31, 2009.

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

GC China Turbine Corp.
ADDITIONAL INFORMATION - FINANCIAL STATEMENT SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Amounts expressed in US dollars)

	Balance at beginning of year	Charge to costs and expenses	Charge to other accounts*	Balance at end of year
Allowance for doubtful accounts:
December 31, 2008	$-	$-	$-	$-
December 31, 2009	$-	$-	$-	$-
December 31, 2010	$-	$263,337	$4,086	$267,423

Valuation allowance for deferred tax assets:
December 31, 2008	$-	$-	$-	$-
December 31, 2009	$-	$139,867	$-	$139,867
December 31, 2010	$139,867	$182,451	$-	$322,318

* Includes foreign currency translation adjustments

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GC CHINA TURBINE CORP., a Nevada corporation

Dated: March 31, 2011	By:	/s/ Qi Na
By: Qi Na
Its: Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 31, 2011	/s/ Qi Na
Qi Na,
Chief Executive Officer and Director

Dated: March 31, 2011	/s/ Ping Ye
Ping Ye, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 31, 2011	/s/ Hou Tie Xin
Hou Tie Xin,
Chairman of the Board

Dated: March 31, 2011	/s/ Marcus Laun
Marcus Laun,
Director

Dated: March 31, 2011	/s/ Cary Zhou
Cary Zhou,
Director

Dated: March 31, 2011	/s/ Zhang Weijun
Zhang Weijun,
Director