Form 10-Q
period 2011-03-31
GC China Turbine Corp.
filed 2011-05-16
CIK 1380528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-33442

GC CHINA TURBINE CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0536305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Guoce Sci. & Tech. Industrial Park, 1 Guoce Rd, Miaoshan Economic Development Zone, Jiangxia District, Wuhan, 430223, People’s Republic of China (Address of principal executive offices)

+8627-8798-5051 (Registrant’s telephone number, including area code)

No. 86, Nanhu Avenue, East Lake Development Zone, Wuhan, Hubei Province 430223 People’s Republic of China (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock at May 13, 2011 was 59,470,015.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of GC China Turbine Corp. as at March 31, 2011 and December 31, 2010, the statements of operations for the three months ended March 31, 2011 and 2010, the statements of changes in equity and comprehensive income (loss) for the three months ended March 31, 2011 and 2010, and the statements of cash flows for the three months ended March 31, 2011 and 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,433,670	$1,788,138
Term deposit	-	1,056,972
Restricted cash	122,018	2,551,304
Accounts receivable, less allowance for doubtful accounts of $380,821 and $267,423 as of March 31, 2011 and December 31, 2010, respectively	58,156,988	58,182,615
Inventories	2,856,563	2,116,022
Advance to suppliers	2,297,402	2,349,826
Amounts due from related parties	4,307,161	4,667,146
Prepaid expenses and other current assets	285,529	323,472
Deferred tax assets	93,733	92,794
Total current assets	69,553,064	73,128,289

Property, plant and equipment, net	3,771,364	3,314,939
Intangible assets, net	15,789	-
Prepaid land use right	366,780	363,108
Equity investment	103,953	110,176
Long-term accounts receivable	3,801,256	3,711,852
Deferred tax assets	141,398	139,982
Other assets	142,546	141,119
Total assets	$77,896,150	$80,909,465

LIABILITIES & EQUITY
Current liabilities:
Short-term borrowings	$13,727,070	$13,589,640
Accounts payable	14,114,193	13,086,475
Notes payable	3,782,570	6,175,208
Accrued expenses and other current liabilities	7,305,505	8,216,598
Income tax payable	3,093,377	3,249,273
Amounts due to related parties	818,486	730,293
Total current liabilities	42,841,201	45,047,487
Warrant liability	-	85,889
Other long-term liabilities	2,367,775	2,609,269
Total liabilities	45,208,976	47,742,645

Common share (US$0.001 par value; 100,000,000 shares authorized, 59,470,015 shares issued and outstanding as of March 31, 2011 and December 31, 2010)	59,470	59,470
Additional paid-in capital	21,126,043	21,016,395
Retained earnings	10,095,097	11,022,150
Accumulated other comprehensive income	1,336,135	1,001,158
Total GC China Turbine Corp. shareholders’ equity	32,616,745	33,099,173
Noncontrolling interest	70,429	67,647
Total equity	32,687,174	33,166,820

Total liabilities and equity	$77,896,150	$80,909,465

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US dollars, except share data)

	Three months ended March 31,
	2011	2010
Revenues	$-	$11,997,927
Cost of sales	-	9,080,354
Gross profit	-	2,917,573

Operating expenses:
Selling and marketing expenses	176,129	52,891
Research and development expenses	169,961	152,964
General and administrative expenses	739,222	512,731
Other operating income	(60,702)	-

Income (loss) from operations	(1,024,610)	2,198,987

Interest expense	198,115	8,462
Interest income	112,203	37,814
Other expense	65	1,286
Gain from change in fair value of warrant liability	-	268,486

Income (loss) before provision for income tax	(1,110,587)	2,495,539
Provision (benefit) for income tax	(187,805)	648,840
Income (loss) before equity investment loss	(922,782)	1,846,699

Equity investment loss, net of tax	7,300	-
Net income (loss)	(930,082)	1,846,699

Net loss attributable to noncontrolling interest	(3,029)	(22,152)
Net income (loss) attributable to GC China Turbine Corp. shareholders	$(927,053)	$1,868,851

Earnings (loss) per share- basic	$(0.02)	$0.03
Earnings (loss) per share- diluted	$(0.02)	$0.03

Weighted average common share outstanding- basic	59,470,015	58,970,015

Weighted average common share outstanding- diluted	59,470,015	60,169,633

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Amounts expressed in US dollars, except share data)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Shares		paid-in	(accumulated	Comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	capital	deficit)	income	interest	Total	income
Balance at January 1, 2010	58,970,015	$58,970	$19,884,645	$(372,377)	$158,757	$2,155	$19,732,150

Contribution from noncontrolling interest holders	-	-	-	-	-	2,135	2,135

Business acquisition	-	-	-	-	-	85,052	85,052

Net income (loss)	-	-	-	1,868,851	-	(22,152)	1,846,699	$1,868,851

Foreign currency translation adjustments	-	-	-	-	4,681	10	4,691	4,681
Balance at March 31, 2010	58,970,015	$58,970	$19,884,645	$1,496,474	$163,438	$67,200	$21,670,727	$1,873,532

					Accumulated
			Additional		Other			Comprehensive
	Common Shares		paid-in	Retained	Comprehensive	Noncontrolling		income
	Shares	Amount	capital	Earnings	income	interest	Total	(loss)
Balance at January 1, 2011	59,470,015	$59,470	$21,016,395	$11,022,150	$1,001,158	$67,647	$33,166,820

Reclassification from warrant liability to equity	-	-	85,889	-	-	-	85,889

Issuance of warrants	-	-	23,759	-	-	-	23,759

Net loss	-	-	-	(927,053)	-	(3,029)	(930,082)	$(927,053)

Foreign currency translation adjustments	-	-	-	-	334,977	5,811	340,788	334,977
Balance at March 31, 2011	59,470,015	$59,470	$21,126,043	$10,095,097	$1,336,135	$70,429	$32,687,174	$(592,076)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars, except share data)

	Three months ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$(930,082)	$1,846,699
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expenses	113,398	-
Depreciation of property and equipment	47,274	27,986
Amortization of intangible assets	831	49,081
Amortization of premium for convertible promissory note	-	(27,500)
Equity investment loss, net of tax	7,300	-
Gain from change in fair value of warrant liability	-	(268,486)
Share-based compensation	23,759	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	497,535	(9,130,921)
Decrease (increase) in inventories	(715,525)	3,888,381
Decrease in advance to suppliers	75,804	847,131
Increase in other current assets	(7,127)	(60,274)
Increase in long-term accounts receivable	(34,766)	-
Increase in accounts payable	588,835	1,153,644
Decrease in notes payable	(2,442,740)	-
Increase (decrease) in income tax payable	(187,805)	648,836
Increase (decrease) in other current liabilities	(970,365)	1,992,272
Net cash provided by (used in) operating activities	(3,933,674)	966,849

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(432,719)	(32,820)
Purchase of intangible assets	(16,540)	-
Loan to related parties	-	(35,217)
Collection from related parties	457,568	467,034
Payment for business acquisition, net of cash acquired	-	(146,492)
Decrease in restricted cash	2,442,740	2,494,489
Decrease (increase) in term deposit	1,062,292	(3,222,384)
Net cash provided by (used in) investing activities	3,513,341	(475,390)

FINANCING ACTIVITY:
Proceeds from short-term borrowings from a related party	51,868	-
Net cash provided by financing activity	51,868	-

Effect of exchange rate changes on cash and cash equivalents	13,997	992

NET CHANGE IN CASH AND CASH EQUIVALENTS	(354,468)	492,451
Cash and cash equivalents at the beginning of the period	1,788,138	3,803,446
Cash and cash equivalents at the end of the period	$1,433,670	$4,295,897

Supplemental cash flow information:
Cash paid for interest expense	$198,115	$-

Non-cash investing and financing activities:
Purchase of property and equipment by accounts payable	$285,896	$27,435

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

GC China Turbine Corp. (the “Company”) was incorporated in the State of Nevada, United States of America, on August 25, 2006.  The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries as follows:

Name of subsidiaries	Place of incorporation	Relationship	Date of incorporation/ acquisition

Luckcharm Holdings Limited (“Luckcharm”)	Hong Kong	100% owned Subsidiary	June 15, 2009

GC Nordic New Energy Co., Ltd. (“GC Nordic”)	Wuhan, Hubei Province, People’s Republic of China (“PRC”)	100% owned Subsidiary	August 21, 2006

Guoce Nordic AB (“Nordic AB”)	Sweden	85% owned Subsidiary	December 30, 2009

Baicheng Kairui Wind Power Co., Ltd. (“Baicheng Kairui”)	Baicheng, Jilin Province, PRC	100% owned Subsidiary	January 12, 2010

Baicheng Guoce Wind Power Development Co., Ltd. (“Baicheng Guoce”)	Baicheng, Jilin Province, PRC	70% owned Subsidiary	January 14, 2010

GC Windpower AB (“Windpower AB”)	Sweden	85% owned Subsidiary	May 27, 2010

Taonan Guoce New Energy Co., Ltd. (“Taonan Guoce”)	Taonan, Jilin Province, PRC	100% owned Subsidiary	June 30, 2010

The Company, Luckcharm, GC Nordic, Nordic AB, Baicheng Kairui, Baicheng Guoce, Windpower AB and Taonan Guoce are collectively referred to as the “Group”, which is primary engaged in the design, manufacture, commission and distribution of wind turbine generator and provides related technical support service in the PRC.

2.	BASIS OF PRESENTATION

The Group is responsible for the unaudited condensed consolidated financial statements included in this document, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all normal and recurring adjustments that management of the Group considers necessary for a fair presentation of its financial position and operating results. The Group prepared these statements following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, the Group condensed or omitted certain footnotes or other financial information that are normally required by U.S. GAAP for annual financial statements. These statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2010.  The Group’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis and to obtain additional financing as may be required.

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

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

3.	FAIR VALUE MEASUREMENT

The fair value of warrant liability is estimated using binomial model. It is classified as level 3 in the fair value hierarchy as the fair value estimation involves significant assumptions that are not observable in the market. Fair value of the Level 3 liability was US$85,889 as of December 31, 2010. The warrants have been reclassified from warrant liability to permanent equity since January 1, 2011. (Note 9)

The estimated fair value of the Company’s financial instruments, including cash, term deposit, restricted cash, accounts receivable, advance to suppliers, accounts payable, amounts due from (to) related parties and short-term borrowings, approximates their carrying value as of  March 31, 2011 and December 31, 2010 due to their short-term nature. The fair value of long-term accounts receivable approximates carrying value, because long-term accounts receivable are recorded at net present value upon recognition and amortized using an effective interest rate method, which approximated the prevailing market interest rate as of the reporting dates.

4.	ACCOUNTS RECEIVABLE

Accounts receivable as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010

Billed receivable	$25,635,410	$25,685,643
Unbilled receivable	32,902,399	32,764,395
	58,537,809	58,450,038
Less: bad debt provision	380,821	267,423
	$58,156,988	$58,182,615

Unbilled receivable represents amounts earned under sales contracts but not billable at the respective balance sheet dates. These amounts become billable according to the contract terms.  The Group recorded bad debt provision of US$113,398 and nil for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, US$18,302,760 (RMB120,000,000) accounts receivable had been pledged as collateral for the same amount of loan facility obtained from a PRC bank (Note 7).

5.	INVENTORIES

The Group’s inventories at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
Raw materials	$2,574,126	$2,116,022
Work in progress	282,437	-
	$2,856,563	$2,116,022

6.	AMOUNTS DUE FROM (TO) RELATED PARTIES

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

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

The following entities are considered to be related parties to the Group because they are affiliates of the Group under the common control of the Group’s major shareholder or the Group has the ability to exercise significant influence over the operating and financial policies of the other party. The related parties only act as service providers and borrowers to the Group. The Group is not obligated to provide any type of financial support to these related parties.

Related Party	Nature of the party	Relationship with the Group
Wuhan Guoce Science & Technology Corp. (“GC-Tech”)	Electric power equipment manufacturer	Controlled by Hou Tie Xin (Principal shareholder of the Group)
Wuhan Guoce Electricity Investment Co., Ltd. (“Guoce Electricity Investment”)	Investment and management company	Controlled by Hou Tie Xin (Principal shareholder of the Group)
Join Right Management Limited (“Join Right”)	Investment and management company	Controlled by Hou Tie Xin (Principal shareholder of the Group)
Wuhan Sanlian Water & Electricity Control Equipment Co., Ltd. (“Wuhan Sanlian”)	Electric control equipment manufacturer	Controlled by Xu Jiarong (Director of the Group)

Wuhan Mita-Sanlian New Energy Technology Co., Ltd. (“Wuhan Mita-Sanlian”)	Control system manufacturer	Equity investee of the Group

	Amounts Due From Related Parties
	March 31, 2011	December 31, 2010
GC-Tech	$3,524,370	$3,453,918
Guoce Electricity Investment	782,791	1,213,228
Amounts due from related parties	$4,307,161	$4,667,146

	Amounts Due to Related Parties
	March 31, 2011	December 31, 2010
Wuhan Sanlian	$504,897	$453,029
Wuhan Mita-Sanlian	140,589	104,264
Join Right	173,000	173,000
Amounts due to related parties	$818,486	$730,293

The Group had US$3,524,370 and US$3,453,918 due from GC-Tech as of March 31, 2011 and December 31, 2010, respectively.  The amount of US$3,524,370 as of March 31, 2011 represented 1) prepayment of US$262,153 to GC-Tech who imported raw materials from overseas on behalf of the Group and 2) short-term lending and related interest receivable of US$3,262,217 with stated due date in June 2011.  Weighted average interest rate of the related party lending is 5.98% for the three months ended March 31, 2011, which benchmarks to the one year borrowing rate for bank loans from People’s Bank of China.

The Group had US$782,791 and US$1,213,228 due from Guoce Electricity Investment as of March 31, 2011 and December 31, 2010, respectively.  The amount of US$782,791 as of March 31, 2011 represented other receivables of US$103,487, and a short-term lending and related interest receivable of US$679,304 with stated due date in June 2011.  Weighted average interest rate of the related party lending is 5.98% for the three months ended March 31, 2011, which benchmarks to the one year borrowing rate for bank loans from People’s Bank of China.

The Group had US$504,897 and US$453,029 due to Wuhan Sanlian as of March 31, 2011 and December 31, 2010, respectively.  The amounts represented the short-term borrowings from Wuhan Sanlian. The borrowings do not bear any interest and are payable upon demand.

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

The Group had US$140,589 and US$104,264 due to Wuhan Mita-Sanlian as of March 31, 2011 and December 31, 2010, respectively. The amounts represented the accounts payable to Wuhan Mita-Sanlian for purchase of raw materials.

The Group had short-term borrowing from Join Right in the amount of US$173,000 as of March 31, 2011 and December 31, 2010. Such borrowing does not bear any interest and is payable upon demand.

7.	SHORT-TERM BORROWINGS

The Group had a loan facility in the amount of US$18,302,760 (RMB120,000,000) from a PRC bank for procuring raw materials, which was guaranteed by GC-Tech and four shareholders of the Company, and collateralized by the same amount of the Group’s accounts receivable.  The loan contains certain financial covenants, requiring the debt-to-assets ratio of the borrower, which is GC Nordic, not to exceed 65% for the duration of the loan.  As of December 31, 2010 and March 31, 2011, the Group was in compliance with all the covenant requirements under this loan agreement.

On June 24, 2010, the Group has drawn down the first tranche of the loan facility in the amount of US$9,151,380 (RMB60,000,000) with a fixed annual interest rate of 6.37%. On November 26, 2010, another tranche of US$4,575,690 (RMB30,000,000), with a fixed annual interest rate of 6.67% under the same loan facility, was granted to the Group, via a simultaneous pass through from Hou Tie Xin, the chairman and the principal shareholder of the Group. As of March 31, 2011, US$4,575,690 (RMB30,000,000) was available from the loan facility for future borrowing.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2011	December 31, 2010
Payroll and bonus payable	$118,806	$68,930
Warranty accrual	246,383	243,917
Freight accrual	341,876	604,266
Value-added taxes payable	5,694,627	6,394,882
Other taxes payable	574,864	569,286
Others	328,949	335,317
	$7,305,505	$8,216,598

9.	WARRANTS

In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, the Company granted warrants to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares (“Warrant I”).  The warrants had an exercise price of US$1.00 per share and were exercisable any time within three years from the date of issuance.  However if the After-Tax Net Income (“ATNI”) for fiscal year 2010 is less than a guaranteed US$12,500,000, the Company would reduce the exercise price of each warrant to equal to Adjusted Exercise Price in accordance to a pre-set formula, provided that if the Adjusted Exercise Price is negative, the Adjusted Exercise Price will be deemed to equal to US$0.001 per share.  The Company recorded the fair value of the warrants of US$1,332,881 on day one as warrant liability in the consolidated balance sheets as the warrants did not qualify for equity classification under U.S. GAAP.  The warrant liability was remeasured at fair value of US$85,889 as of December 31, 2010. The fair value change of US$268,486 was recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the three months ended March 31, 2010.  Based on the actual ATNI for the fiscal year 2010, the Adjusted Exercise Price is determined as a fixed price of US$0.54795.  As a result, such warrants were reclassified from warrant liability to permanent equity on January 1, 2011.

In connection with the same private placement, the Company granted 560,000 shares of warrants (“Warrant II”) to the agents as compensation for received consulting services.  The warrants had an exercise price of US$1.00 per share and were exercisable any time within three years from the date of issuance.

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

In March 2011, the Group granted 260,000 shares of warrants in total (“Warrant III”) to two consulting companies as compensation for financial and public relation services. The warrants had an exercise price of US$1.05 per share and were exercisable any time up to August 17, 2014.  There is no performance commitment associated with these warrants, therefore the warrants were fully vested upon issuance and the fair value of the warrants on the measurement date in the amount of US$23,759 was recorded as general and administrative expenses in the quarter ended March 31, 2011.  The warrants were accounted for as equity instruments, the fair value of which was estimated using Black-Scholes model based on the following significant assumptions:

Expected volatility	59.41%
Expected dividend yield	-
Expected term (in years)	3.4
Risk-free interest rate	1.18%

None of the above warrants had been exercised as of March 31, 2011.

10.	INCOME TAXES

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

The actual effective tax rate for the three months ended March 31, 2011 and the same period in 2010 are 16.8% and 26.0%, respectively. Effective January 1, 2010, GC Nordic is entitled to enjoy a 15% preferential tax rate as a High and New Technology Enterprise (“HNTE”).  Such title of HNTE was not obtained until the fourth quarter of 2010, therefore the decrease of effective tax rate for the three months ended March 31, 2011 is mainly attributable to this tax holiday.

11.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated,

	Three months ended March 31,
	2011	2010

Net income (loss) attribute to GC China Turbine Corp. shareholders-basic	$(927,053)	$1,868,851
Less: Amortization of premium for convertible promissory note	-	(27,500)
Gain from change in fair value of the warrant liability	-	(268,486)
Net income (loss) attribute to GC China Turbine Corp. shareholders- diluted	$(927,053)	$1,572,865

Weighted average common shares outstanding-basic	59,470,015	58,970,015
Warrants	-	699,618
Convertible promissory notes	-	500,000
Weighted average common shares outstanding-diluted	59,470,015	60,169,633

Earnings (loss) per share-basic	$(0.02)	$0.03
Earnings (loss) per share-diluted	$(0.02)	$0.03

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

There are 1,460,000 warrants excluded from the computation of diluted earnings per share for the three months ended March 31, 2011 because their effects would be anti-dilutive. There are no anti-dilutive instruments excluded from the computation of diluted earnings per share for the three months ended March 31, 2010.

12.	CONTINGENCIES

The Group did not have any legal proceedings and other contingencies as of March 31, 2011 and December 31, 2010, the adverse outcome of which is likely to have a material adverse effect on the Group’s consolidated financial condition or results of operations.

13.	SUBSEQUENT EVENTS

In April 2011, the Group reached an agreement with the local government that it would relocate its principal executive office and manufacturing facility to another place offered by the government.  The main purpose of the relocation is to improve its working environment.  As a result of the relocation, certain properties and equipment that are affixed to the building will be disposed.  As of March 31, 2011, the carrying value of those properties and equipment to be disposed was US$1,229,967.

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

Overview

GC China Turbine Corp., formerly known as Nordic Turbines, Inc. (the “Company”, the “Group”, “we”, “our” or “us”), is a holding company whose primary business operations are conducted through a wholly-owned Hong Kong subsidiary, Luckcharm Holdings Limited (“Luckcharm”) and its wholly-owned Chinese operating subsidiary Wuhan Guoce Nordic New Energy Co., Ltd. (“GC Nordic”).  GC Nordic is a wind turbine manufacturer located in Wuhan City of Hubei Province, China.

With the idea of “soft design,” we sought to develop wind turbine technologies ranging from 2-blade to 3-blade in the wind energy space that would be reliable and cost-effective to manufacture.  Although the 2-blade technology is less commonly used in the China wind farm market compared to 3-blade technology, the development project that created the 2-bladed wind turbine has been operating for 10 years with 97% availability (availability is calculated as follows: [annual total hours (24×365) - turbine downtime - maintenance time]/annual total hours).  Our current product is a 2-blade 1.0 megawatt (“MW”) utility scale turbine with another 1.1 MW 2-blade utility scale wind turbine prototype under trial assembly, which is upgraded based on the 1.0 MW wind turbine.  Designs for a 2.5 MW and larger offshore MW utility scale turbine are also in development.  We are developing a track record and brand-awareness through the execution of our initial sales contracts.

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

On October 30, 2009, the reverse acquisition contemplated by the Exchange Agreement was consummated.  As a result of the reverse acquisition, Luckcharm became our wholly-owned subsidiary, and we acquired the business and operations of GC Nordic.  At the closing of the reverse acquisition, we issued 32,383,808 shares of our common stock to Golden Wind, in exchange for 100% of the issued and outstanding capital stock of Luckcharm and US$10,000,000 in previously issued convertible promissory notes were converted into 12,500,000 shares of our common stock.  Our acquisition of Luckcharm pursuant to the share exchange agreement was accounted for as a reverse acquisition wherein Luckcharm is considered the acquirer for accounting and financial reporting purposes.

Contemporaneous with the reverse acquisition, we also completed a private placement pursuant to which investors agreed to purchase 6,400,000 shares of our common stock, at a purchase price of US$1.25 per share for an aggregate offering price of US$8,000,000. Additionally, we entered into (i) an amendment to a convertible promissory note held by Clarus in the amount of US$1,000,000 revising the conversion feature of such note (“Clarus Note I”), and (ii)  a Note Purchase Agreement with Clarus whereby Clarus agreed to loan US$1,000,000 to us upon the effective date of delivery of 20 wind turbine systems by us to our customers in the form of a convertible promissory note bearing no interest, having a maturity date of 2 years from the date of issuance and convertible into shares of our common stock at $2.00 per share at anytime at holder’s option (“Clarus Note II”). Both notes are automatically convertible into shares of our common stock at US$2.00 per share on the six-month anniversary upon the effective date of delivery of 20 wind turbine systems by us to our customers. In connection with the private placement, we also issued 640,000 warrants to investors and 560,000 warrants to placement agents and advisors to purchase our common stock with each warrant having an exercise price of US$1.00 per share and being exercisable at any time within 3 years from the date of issuance. On June 12, 2010, six months after the delivery of 20 wind turbines systems, Clarus Note I was automatically converted into 500,000 shares of our common stock at the conversion price of $2.00 per share.  On August 11, 2010, the Company and Clarus entered into an amendment to the Note Purchase Agreement.  The two parties reached a consensus to extend the issuance of Clarus Note II to November 15, 2010, with an extension payment by Clarus of US$10,000.  The Company and Clarus Capital Ltd. have agreed to terminate the Clarus Note II with negotiation on detailed terms ongoing.

In connection with the private placement, Golden Wind entered into a make good escrow agreement with the investors in the private placement offering, whereby Golden Wind pledged 640,000 shares of our common stock to the investors in order to secure our make good obligations under the private placement.  In the make good escrow agreement, we established a minimum after tax net income threshold of US$12,500,000 for the fiscal year ended December 31, 2010.  If the minimum after tax net income threshold for the fiscal year 2010 was not achieved, then the investors would be entitled to receive additional shares of our common stock held by Golden Wind based upon a pre-defined formula agreed to between the investors and Golden Wind.  Golden Wind deposited a total of 640,000 shares of our common stock, into escrow with Capitol City Escrow, Inc. under the make good escrow agreement.  Additionally, if the minimum after tax net income threshold for the fiscal year 2010 was not achieved, then the investors would be entitled to have the exercise price of the warrants adjusted lower based upon a pre-defined formula agreed to between the investors and us.  As the minimum after-tax net income threshold of US$12,500,000 was not achieved for the fiscal year ended December 31, 2010, the shares of our common stock and exercise price of the warrants under our make good obligations were subject to adjustment.  Based on the calculations of such adjustments, we were required to instruct the escrow agent to release 289,312 shares of our common stock already issued and held in escrow to the investors, and the exercise price of the warrants was reduced from $1.00 to $0.54795.

Background and History of Luckcharm

Luckcharm was originally incorporated in Hong Kong on June 15, 2009 by Fernside Limited.  On June 29, 2009, Fernside Limited transferred all of the equity interest of Luckcharm to Golden Wind. On August 1, 2009, Luckcharm entered into an agreement to acquire 100% of the equity of GC Nordic from the original nine individual shareholders (the “Founders”).  On August 5, 2009, GC Nordic received approval of this acquisition from the Bureau of Commerce of the Wuhan City, Hubei Province, PRC, and GC Nordic became a wholly-owned subsidiary of Luckcharm.  GC Nordic holds the government licenses and approvals necessary to operate the wind turbines business in China.

Critical Accounting Policies

We follow certain significant accounting policies when preparing our consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”.  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on April 1, 2011.

Comparison of Three Month Periods Ended March 31, 2011 and March 31, 2010

Revenues

Sales for the three months ended March 31, 2011 were nil compared to US$11,997,927 for the three months ended March 31, 2010.  No wind turbines was sold in the first quarter of 2011 while 20 wind turbines were sold in the first quarter of 2010.

In accordance with the requirements of the PRC's State Electricity Regulatory Commission ("SERC"), wind turbines shall gradually be equipped with the function of Low Voltage Ride Through (“LVRT”) and larger unit power since 2011. LVRT refers to the ability of wind turbines to maintain continuous operation during and after abrupt voltage dips, which allows the power grid to be adjusted more quickly, thereby improving the overall safety and stability of the grid. The LVRT requirement was brought up due to many instances of wind turbines getting disconnected from the power grid in China, involving more than 1,300 wind turbines. These two requirements have been gradually adopted by grid companies in some countries, especially in Germany and Denmark. Our 1.0MW wind turbine does not meet the LVRT requirements, and therefore, we were unable to complete any domestic sales in the first quarter of 2011.

In order to resolve the marketing difficulty of our 1.0MW wind turbine and adapt to the new requirements from SERC, we started the certification process for the 1.0MW wind turbine and plan to promote it to countries and regions where the requirements of LVRT and large unit power are not necessary. Meanwhile, prototypes for larger wind turbines of 1.1MW and 2.5MW are expected to be completed by the third quarter of 2011 and early 2012, respectively, which will fill in the vacancy in our turbine portfolio in LVRT and large unit power. We believe that our planned 1.1MW and 2.5MW wind turbines will promote our competitiveness and expand our domestic and overseas markets, as they are being designed to meet the trends of wind turbine development.

Before we complete the development of our 1.1MW and 2.5MW wind turbines and introduce them into the market, we expect that the sales dilemma for 1.0MW wind turbines in our domestic market will continue. At this current stage, we are focusing our resources on research and development activities and exploring both the domestic and overseas markets for new products.

Cost of sales and gross profit margin

Total cost of sales for the three months ended March 31, 2011 was nil, a decrease from US$9,080,354 for the three months ended March 31, 2010 and attributable to our lack of wind turbine sales in the first quarter of 2011.

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.

	Three months ended March 31,
	2011		2010
	(in US$, except for percentages)
Total Net Sales	$-	-%	$11,997,927	100.00%
Raw materials	-	-%	8,071,848	67.28%
Labor	-	-%	52,748	0.44%
Other and Overhead	-	-%	955,758	7.96%
Total Cost of Sales	-	-%	9,080,354	75.68%
Gross Profit	$-	-%	$2,917,573	24.32%

No revenue has been generated in Q1 2011; therefore the cost and gross margin are zero.

Operating expenses

Selling expenses for the three months ended March 31, 2011 increased by US$123,238 from US$52,891 for the three months ended March 31, 2010 to US$176,129.  After the foundation of the three new PRC subsidiaries in 2010 (Taonan Guoce, Baicheng Kairui and Baicheng Guoce), more focus was put on the expansion of business in Jilin Province.  Apart from this, the level of salaries and welfare for employees has significantly improved, and a new Chief Operating Officer was appointed in March 2011.  As a result, selling expenses for the three months ended March 31, 2011 which included salaries and bonus, travelling expenses, marketing, office supplies and other expenses increased significantly when compared with the three months ended March 31, 2010.

Research and development expenses were US$169,961 for the three months ended March 31, 2011 compared to US$152,964 for the three months ended March 31, 2010.  We incorporated Guoce Nordic AB and GC Windpower AB in Sweden, which are engaged in 1.1MW, 2.5MW and 3.0MW wind turbine research.  The increase was primarily attributable to the research and development activities of the 1.1MW and 2.5MW wind turbines during the first quarter of 2011, offset by the decrease in amortization of intangible assets.

General and administrative expenses increased by US$226,491 from US$512,731 for the three months ended March 31, 2010 to US$739,222 for the three months ended March 31, 2011.  Our professional fees increased by US$122,782 in the three months ended March 31, 2011 for expenses associated with the filing of Form 10-K with the SEC, human resources (“HR”), consulting services, and legal services.  Furthermore, US$113,398 bad debt expense was booked in the three months ended March 31, 2011.

Other operating income increased by US$60,702 from nil for the three months ended March 31, 2010 to US$60,702 for the three months ended March 31, 2011.  This was mainly due to the increase in unrestricted government subsidies from a local government agency.

Interest expense

Interest expenses were US$198,115 for the three months ended March 31, 2011 compared to US$8,462 for the three months ended March 31, 2010.  The increase of interest expense was mainly due to the short-term bank borrowings drawn down in late June 2010 and November 2010.

Interest income

Interest income was US$112,203 for the three months ended March 31, 2011 compared to US$37,814 for the three months ended March 31, 2010.  The increase was primarily due to the interest income earned from short-term loans to related parties, and the amortization for the difference between long-term accounts receivable’s present value and face amount.

Gain from change in fair value of warrant liability

In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, we granted warrants to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares.  We recorded the fair value of the warrants of US$1,332,881 on day one as warrant liability in the consolidated balance sheets as the warrants do not qualify for equity classification under U.S. GAAP.  The warrant liability was re-measured at fair value of US$1,267,388 and US$998,902 as of December 31, 2009 and March 31, 2010, respectively.  The fair value change of US$268,486 was recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the three months ended March 31, 2010.  The warrant liability was reclassified into equity on January 1, 2011 and therefore, there was no fair value change for the three months ended March 31, 2011.

Provision (benefit) for income tax

Income tax benefit for the three months ended March 31, 2011 was US$187,805 compared to income tax provision of US$648,840 for the three months ended March 31, 2010.  The effective tax rates for the three months ended March 31, 2011 and 2010 are 16.8% and 26.0%, respectively.  Effective January 1, 2010, GC Nordic is entitled to enjoy a 15% preferential tax rate as a High and New Technology Enterprise (“HNTE”).  Such title of HNTE was not obtained until the fourth quarter of 2010, therefore the decrease of effective tax rate for the three months ended March 31, 2011 is mainly attributable to this tax holiday.

Net income (loss) attributable to shareholders

Net loss attributable to shareholders for the three months ended March 31, 2011 was US$927,053, a decrease of US$2,795,904 from net income attributable to shareholders of US$1,868,851 for the three months ended March 31, 2010.  This is mainly due to no revenue being generated for the three months ended March 31, 2011 compared to US$11,997,927 for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of US$1,433,670, other current assets of US$68,119,394 and current liabilities of US$42,841,201.  Other current assets included US$122,018 restricted cash used as security against bank drafts which are used as short-term instruments to reduce financing cost.  As of March 31, 2011, our accounts receivable consisted of billed receivable of US$25,635,410 and unbilled receivable of US$32,902,399, net of bad debt provision of $380,821.  As of the date of this Report, we collected US$1,937,042 billed receivable from a customer.  We anticipate collecting approximately US$3 million from customers by June 30, 2011.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital.  Allocations to these statutory reserve funds can only be used for specific purposes, such as reduce previous years’ loss and increase the capital of the subsidiaries, and are not transferable to us in the form of loans, advances or cash dividends. As of March 31, 2011, the amount of our restricted net assets was US$17,776,327.  This represents the registered capital of our PRC subsidiaries. In accordance with Section 209 of the China’s Company Law, the founder shareholders of the company are restricted to withdraw such registered capital; otherwise, it will be deemed an offence and we would be subject to paying a penalty.

Our cash needs are primarily for working capital to support our operations, the purchase of raw materials related to our production and designing our wind turbines to comply with the PRC’s recently enacted LVRT requirements.  We presently finance our operations through revenue from the sale of our products and services, the private placement of equity and debt securities and short-term bank borrowings.  We believe that our existing capital resources are sufficient to meet our current obligations and operating requirements, but will not be sufficient to meet our more aggressive growth plans and that we will need to raise additional capital based on actual conditions.  We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.  Our ability to raise capital is subject to approval by our existing investors, New Margin, CV and CV Advisors pursuant to an investor rights agreement.  As such, we may not be able to accept certain available financing offers if we do not receive the approval of New Margin, CV and CV Advisors.  If we are unable to reach an agreement with New Margin, CV and CV Advisors regarding future financing opportunities, that could adversely affect our ability to meet our business objectives.

Our liquidity could be further impacted by external factors such as any significant decrease in the market price of electricity or increase in the price of raw materials like steel and copper.  Although we have yet to be materially impacted by such factors, each or a combination of such factors may result in lower sales, increased expenses and costs and result in lower profitability and cash flow, thus reducing our liquidity.  We may also in the future apply for and receive government subsidies, which may increase our liquidity.

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2011 was US$3,933,674 compared with net cash provided by operating activities of US$966,849 for the three months ended March 31, 2010. We collected US$497,535 of accounts receivable from the customers for the products sold in the previous year. No sets of wind turbines were delivered in the first quarter of 2011, which induced the tax benefit and decreased income tax payable in the amount of US$187,805. The sales contracts of our Company often are consistent with the generally accepted payment terms within the wind power equipment manufacturing industry, which include payments upon signing, progress payments, delivery payments, pre-acceptance payments, and guarantee payments.  Our liquidity may be impacted by the timely collection of accounts receivable, but the effect will be partially mitigated by the pertinent management on the payments of accounts payable.  We purchased some raw materials for future production and prototype test of 1.1MW wind turbines, which increased account payable in amount of US$588,835, increased inventories in amount of US$715,525, and decreased other current liabilities in amount of US$970,365, especially in VAT payable.  Notes payable decreased by US$2,442,740, mainly dues to the maturity of commercial acceptance notes issued in 2010.  Advance to suppliers decreased by US$75,804 due to the arrival of raw materials purchased in the first quarter of 2011.  In the three months ended March 31, 2011, we spent US$3,188,481 in purchasing raw materials and other production materials, US$218,443 in staff compensation and social welfare, US$1,192,698 in other operating expenses, and received US$497,535 from our customers, and US$168,413 from other operating activities.

Cash Flows from Investing Activities

Net cash provided by investing activities was US$3,513,341 for the three months ended March 31, 2011, compared with net cash used in investing activities of US$475,390 for the three months ended March 31, 2010.  This increase in cash provided by investing activities was primarily due to the collection of six months term deposit of US$1,062,292 due on March 7, 2011, the decrease in restricted cash of US$2,442,740 and US$457,568 repayment received from related parties, while US$432,719 was used to purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was US$51,868 for the three months ended March 31, 2011, compared with nil in financing activities for the three month ended March 31, 2010.  Cash provided by financing activities during the three months ended March 31, 2011 was related to a US$51,868 short-term borrowing from a related party.

Outstanding Indebtedness

We had a loan facility in the amount of US$18,302,760 (RMB120,000,000) from a PRC bank for procuring raw material purpose, which was guaranteed by a related party and four shareholders of the Company, and collateralized by the same amount of our accounts receivable. As of March 31, 2011, we were in compliance with all the covenant requirements under this loan agreement.

On June 24, 2010, we have drawn down the first tranche of this loan facility of US$9,151,380 (RMB60,000,000) with a fixed annual interest rate of 6.37%.  On November 26, 2010, another tranche of US$4,575,690 (RMB30,000,000), with a fixed annual interest rate of 6.67% under the same loan facility, was withdrawn by us, with simultaneously passing through Hou Tie Xin, the chairman and the principal shareholder of the Company. As of March 31, 2011, there was US$4,575,690 (RMB30,000,000) available from the loan facility for future withdrawing.

Off-Balance Sheet Arrangements

As of March 31, 2011, we do not have any outstanding guarantees.  We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts.  Our financial instruments consist of cash, accounts receivable, amounts due from related parties, accounts payable, advance to suppliers, short-term borrowings, and warrants.  The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in rates.  We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign exchange rates.  This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future rates.

Interest Rates.  We did not experience any material changes in interest rate exposures during 2008, 2009 and 2010.  Hence, the effect of the fluctuations of the interest rates is considered minimal to our business operations.  Based upon economic conditions and leading market indicators at March 31, 2011, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

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

Considering the RMB balance of our cash as of March 31, 2011, which amounted to US$1,227,529, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$12,275 of the balance.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of March 31, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  These material weaknesses include the following:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description

3.1	Corporate Charter dated August 25, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007).

3.2	Articles of Incorporation dated August 25, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007).

3.3	Certificate of Correction dated August 31, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007).

3.4	By-laws dated September 6, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007).

3.5	Certificate of Change dated May 18, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 20, 2009).

3.6	Amendment to the Articles of Incorporation on June 11, 2009 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 15, 2009).

3.7	Amendment to the Articles of Incorporation on September 8, 2009 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 14, 2009).

4.1	Form of Stock Specimen (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GC CHINA TURBINE CORP.

Date: May 16, 2011	/s/ Qi Na
Name: Qi Na
Title: Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)