Form 10-Q
period 2011-06-30
GC China Turbine Corp.
filed 2011-08-15
CIK 1380528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
People's Republic of China
(Address of principal executive offices)

+8627-8798-5051
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock at August 12, 2011 was 59,470,015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of GC China Turbine Corp. as at June 30, 2011 and December 31, 2010, the statements of operations for the three and six months ended June 30, 2011 and 2010, the statements of changes in equity and comprehensive income (loss) for the six months ended June 30, 2011 and 2010, and the statements of cash flows for the six months ended June 30, 2011 and 2010 have been prepared by management of GC China Turbine Corp. in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars, except share data)

	June 30 2011	December 31 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,058,434	$1,788,138
Term deposit	-	1,056,972
Restricted cash	418,752	2,551,304
Accounts receivable, less allowance for doubtful accounts of $1,547,792 and $267,423 as of June 30, 2011 and December 31, 2010, respectively	46,306,063	58,182,615
Inventories	3,123,043	2,116,022
Advance to suppliers	2,385,060	2,349,826
Amount due from related parties	4,325,162	4,667,146
Prepaid expenses and other current assets	202,348	323,472
Deferred tax assets	94,961	92,794
Total current assets	61,913,823	73,128,289

Property, plant and equipment, net	3,892,750	3,314,939
Intangible assets, net	15,154	-
Prepaid land use right	232,515	363,108
Equity investment	98,392	110,176
Long-term accounts receivable	5,379,015	3,711,852
Deferred tax assets	143,250	139,982
Other assets	144,414	141,119
Total assets	$71,819,313	$80,909,465

LIABILITIES & EQUITY
Current liabilities:
Short-term borrowings	9,271,260	13,589,640
Accounts payable	16,257,659	13,086,475
Notes payable	1,390,689	6,175,208
Accrued expenses and other current liabilities	7,024,248	8,216,598
Income tax payable	1,924,473	3,249,273
Amount due to related parties	8,094,478	730,293
Total current liabilities	43,962,807	45,047,487
Warrant liability	-	85,889
Other long-term liabilities	1,854,785	2,609,269
Total liabilities	45,817,592	47,742,645

Common share (US$0.001 par value; 100,000,000 shares authorized, 59,470,015 shares issued and outstanding as of June 30, 2011 and December 31, 2010)	59,470	59,470
Additional paid-in capital	21,126,043	21,016,395
Retained earnings	3,069,049	11,022,150
Accumulated other comprehensive income	1,679,694	1,001,158
Total GC China Turbine Corp. shareholders’ equity	25,934,256	33,099,173
Noncontrolling interest	67,465	67,647
Total equity	26,001,721	33,166,820

Total liabilities and equity	$71,819,313	$80,909,465

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US dollars, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Revenues	$-	$11,060,941	$-	$23,058,868
Cost of sales	-	(8,268,677)	-	(17,349,031)
Gross profit	-	2,792,264	-	5,709,837

Operating expenses:
Selling and marketing expenses	(294,062)	(81,264)	(470,191)	(134,155)
Research and development expenses	(821,505)	(186,310)	(991,466)	(339,274)
General and administrative expenses	(5,856,277)	(542,960)	(6,595,499)	(1,055,691)
Loss on disposal of property, plant and equipment	(1,392,838)	-	(1,392,838)	-
Other operating income	230,417	23,382	291,119	23,382

Income (loss) from operations	(8,134,265)	2,005,112	(9,158,875)	4,204,099

Interest expense	(261,686)	(18,228)	(459,801)	(26,690)
Interest income	193,892	31,484	306,095	69,296
Other (expenses) income, net	(17,543)	6,883	(17,608)	5,597
Gain from change in fair value of warrant liability	-	202,922	-	471,408

Income (loss) before provision for income tax	(8,219,602)	2,228,173	(9,330,189)	4,723,710
(Provision) benefit for income tax	1,196,687	(597,224)	1,384,492	(1,246,084)
Income (loss) before equity investment loss	(7,022,915)	1,630,949	(7,945,697)	3,477,626

Equity investment loss, net of tax	(6,890)	-	(14,190)	-
Net income (loss)	(7,029,805)	1,630,949	(7,959,887)	3,477,626

Net loss attributable to noncontrolling interest	3,757	25,504	6,786	47,656
Net income (loss) attributable to GC China Turbine Corp. shareholders	$(7,026,048)	$1,656,453	$(7,953,101)	$3,525,282

Earnings (loss) per share- basic	$(0.12)	$0.03	$(0.13)	$0.06
Earnings (loss) per share- diluted	$(0.12)	$0.02	$(0.13)	$0.05

Weighted average common share outstanding- basic	59,470,015	59,074,411	59,470,015	59,022,501

Weighted average common share outstanding- diluted	59,470,015	59,892,558	59,470,015	60,057,897

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Amounts expressed in US dollars, except share data)

				Retained	Accumulated
			Additional	earnings	other
	Common Shares		paid-in	(accumulated	comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	capital	deficit)	income	interest	Total	income

Balance at January 1, 2010	58,970,015	$58,970	$19,884,645	$(372,377)	$158,757	$2,155	$19,732,150

Contribution from shareholders	-	-	-	-	-	5,893	5,893

Business acquisition	-	-	-	-	-	85,053	85,053

Conversion of promissory note	500,000	500	1,131,750	-	-	-	1,132,250

Net income	-	-	-	3,525,282	-	(47,656)	3,477,626	$3,525,282

Foreign currency translation adjustment	-	-	-	-	117,791	2,350	120,141	117,791
Balance at June 30, 2010	59,470,015	$59,470	$21,016,395	$3,152,905	$276,548	$47,795	$24,553,113	$3,643,073

					Accumulated
			Additional		other
	Common Shares		paid-in	Retained	comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	capital	earnings	income	interest	Total	income(loss)

Balance at January 1, 2011	59,470,015	$59,470	$21,016,395	$11,022,150	$1,001,158	$67,647	$33,166,820

Reclassification from warrant liability to equity	-	-	85,889	-	-	-	85,889

Issuance of warrants	-	-	23,759	-	-	-	23,759

Net loss	-	-	-	(7,953,101)	-	(6,786)	(7,959,887)	$(7,953,101)

Foreign currency translation adjustments	-	-	-	-	678,536	6,604	685,140	678,536
Balance at June 30, 2011	59,470,015	$59,470	$21,126,043	$3,069,049	$1,679,694	67,465	$26,001,721	$(7,274,565)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

	Six Months EndedJune 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$(7,959,887)	$3,477,626
Adjustments to reconcile net income (loss) to net cash provided by/ (used in) operating activities:
Bad debt expenses	1,280,369	-
Depreciation of property and equipment	83,157	58,392
Amortization of intangible assets	1,684	95,002
Amortization of premium for convertible promissory note	-	(50,500)
Write-off of accounts receivable	4,189,605	-
Equity investment loss, net of tax	14,190	-
Gain from change in fair value of warrant liability	-	(471,408)
Share-based compensation	23,759	-
Disposal of property, plant and equipment	1,392,838	-
Changes in operating assets and liabilities
Decrease/ (increase) in accounts receivable	7,612,135	(18,227,018)
Decrease/ (increase) in inventories	(946,572)	901,378
Decrease in advance to suppliers	19,397	1,123,528
Decrease in other current assets	35,760	46,148
Increase in long-term accounts receivable	(1,536,468)	-
Increase in accounts payable	1,294,644	11,332,477
Decrease in notes payable	(4,871,808)	-
Decrease in prepayment for land use right	137,464	-
Increase/(decrease) in income tax payable	(1,384,492)	1,234,816
Increase/ (decrease) in other current liabilities	(1,473,926)	2,530,319
Net cash provided by (used in) operating activities	(2,088,151)	2,050,760

INVESTING ACTIVITIES:
Investment in equity investees	-	(103,079)
Purchase of property, plant and equipment	(1,226,415)	(135,412)
Purchase of intangible assets	(16,663)	-
Loan to related parties	-	(1,858,420)
Collection from related parties	429,319	467,033
Collection from a third party	120,797	-
Payment for business acquisition, net of cash acquired	-	(146,492)
Decrease in restricted cash	2,166,818	2,380,347
Decrease (increase) in term deposit	1,069,166	(3,239,632)
Net cash provided by (used in) investing activities	2,543,022	(2,635,655)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings from related parties	7,726,050	90,000
Proceeds from short-term bank borrowings	4,582,140	8,844,615
Proceeds from short-term borrowings from a third party	-	235,609
Repayments of short-term borrowings to a related parties	(405,123)	-
Repayments of short-term bank borrowings	(9,164,280)	-
Net cash provided by financing activities	2,738,787	9,170,224

Effect of exchange rate changes on cash and cash equivalents	76,638	41,899

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,270,296	8,627,228
Cash and cash equivalents at the beginning of the period	1,788,138	3,803,446
Cash and cash equivalents at the end of the period	$5,058,434	$12,430,674

Supplemental cash flow information:
Cash paid for interest expense	$431,624	$8,996

Non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$989,951	$307,144
Conversion of promissory note	$-	$1,132,250
Business acquisition funded by amount due to related parties	$-	$58,540

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

The Company was incorporated in the State of Nevada, United States of America, on August 25, 2006.  The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries as follows:

Name of subsidiaries	Place of incorporation	Relationship	Date of incorporation/ acquisition

Luckcharm Holdings Limited (“Luckcharm”)	Hong Kong	100% owned Subsidiary	June 15, 2009

GC Nordic New Energy Co., Ltd. (“GC Nordic”)	Wuhan, Hubei Province, People’s Republic of China (“PRC”)	100% owned Subsidiary	August 21, 2006

Guoce Nordic AB (“Nordic AB”)	Sweden	85% owned Subsidiary	December 30, 2009

BaichengKairui Wind Power Co., Ltd. (“Baicheng Kairui”)	Baicheng, Jilin Province, PRC	100% owned Subsidiary	January 12, 2010

BaichengGuoce Wind Power Development Co., Ltd. (“Baicheng Guoce”)	Baicheng, Jilin Province, PRC	70% owned Subsidiary	January 14, 2010

GC Windpower AB (“Windpower AB”)	Sweden	85% owned Subsidiary	May 27, 2010

TaonanGuoce New Energy Co., Ltd. (“Taonan Guoce”)	Taonan, Jilin Province, PRC	100% owned Subsidiary	June 30, 2010

The Company and its subsidiaries as mentioned in the above table are collectively referred to as the “Group”, which is primarily engaged in the design, manufacture, commission and distribution of wind turbine generator and provides related technical support service in the PRC.

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

I.	Basis of Presentation

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

During the six months ended June 30, 2011, the Group reported no sales and a net loss of US$7,959,887. Management intends to focus on the collection of accounts receivable in the near future to meet the Group’s daily business demands. In addition, management expects to obtain additional financing as may be required from local banks. Moreover, Wuhan Guoce Science & Technology Corp., a related party controlled by Hou Tiexin, the Group’s Chairman and principal shareholder, is expected to continue to provide financial support for the Group so as to enable the Group to meet its financial obligations when due and its working capital requirements. While there can be no assurance that the Company will receive additional financing, management believes that the Group will continue its business as a going concern and has prepared these financial statements under this assumption.

All inter-company accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements of the Group. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim unaudited condensed consolidated financial statements may not be the same as those for the full year.

II.	Recently Issued Accounting Pronouncement

In June 2011, FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (OCI). The ASU does not change the items that must be reported in OCI. For public entities, the ASU’s amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For all entities, guidance must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. The Group will adopt the ASU for accounting periods beginning after January 1, 2012.

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

3.	FAIR VALUE MEASUREMENT

The fair value of warrant liability is estimated using a binomial model and is classified as level 3 in the fair value hierarchy as the fair value estimation involves significant assumptions that are not observable in the market. The value of the warranty liability was US$85,889 as of December 31, 2010. The warrants have been reclassified from warrant liability to permanent equity on January 1, 2011. (Note 9)

The estimated fair value of the Group’s financial instruments, including cash, term deposit, restricted cash, accounts receivable, advance to suppliers, accounts payable and short-term borrowings, approximates their carrying value as of June 30, 2011 and December 31, 2010 due to their short-term nature. The fair value of long-term accounts receivable approximates carrying value, because long-term accounts receivable are recorded at net present value upon recognition and amortized using an effective interest rate method, which approximated the prevailing market interest rate as of the reporting dates.

4.	ACCOUNTS RECEIVABLE

The Group’s accounts receivable as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010

Unbilled receivable	$23,090,104	$32,764,395
Billed receivable	24,763,751	$25,685,643
	47,853,855	58,450,038
Less: bad debt provision	1,547,792	267,423
	$46,306,063	$58,182,615

Unbilled receivable represents amounts earned under sales contracts but not billable at the respective balance sheet dates. These amounts become billable according to the contract terms. The Group recorded bad debt provision of US$1,280,369 and nil for the six months ended June 30, 2011 and 2010, respectively.

In the second quarter of 2011, one of the Group's customers underwent a change in control. The new controlling shareholder, which is an existing customer of the group, requested and was granted on May 28, 2011, a concession of the accounts receivable in the amount of US$4,189,605 (RMB26.7 million). As a result, the Group wrote off the accounts receivable in the amount of US$4,189,605 and recorded this as general and administrative expenses in the unaudited condensed consolidated statement of operation for the three and six months ended June 30, 2011.

As of June 30, 2011, US$10,816,470 (RMB70,000,000) accounts receivable has been pledged as collateral for a loan facility with the same amount obtained from a PRC bank (Note 7).

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

5.	INVENTORIES

The Group’s inventories at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010

Raw materials	$2,835,245	$2,116,022
Work in progress	287,798	-
	$3,123,043	$2,116,022

6.	AMOUNT DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTION

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.  Related parties may be individuals or corporate entities.

The following entities are considered to be related parties to the Group because they are affiliates of the Group under the common control of the Group's major shareholder or the Group has the ability to exercise significant influence over the operating and financial policies of the other party. The related parties only act as service providers, borrowers and lenders to the Group.  The Group is not obligated to provide any type of financial support to these related parties.

Related Party	Nature of the party	Relationship with the Group
Wuhan Guoce Science & Technology Corp. ("GC-Tech")	Electric power equipment manufacturer	Controlled by HouTiexin (Controlling shareholder of the Group)

Wuhan Guoce Electricity Investment Co., LTD. ("Guoce Electricity Investment")	Investment and management company	Controlled by HouTiexin (Controlling shareholder of the Group)

Join Right Management Limited ("Join Right")	Investment and management company	Controlled by HouTiexin (Controlling shareholder of the Group)

Wuhan Sanlian Water & Electricity Control Equipment Co., Ltd. ("Wuhan Sanlian")	Electric control equipment manufacturer	Controlled by Xu Jiarong (Director of the Group)

Wuhan Mita-Sanlian New Energy Technology Co., Ltd ("Wuhan Mita-Sanlian")	Control system manufacturer	Equity investee of the Group

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

6.	AMOUNT DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTION (CONTINUED)

	Amount Due From Related Parties
	June 30, 2011	December 31, 2010

GC-Tech	$3,522,239	$3,453,918
Guoce Electricity Investment	802,923	1,213,228
Amounts due from related parties	$4,325,162	$4,667,146

	Amount Due toRelated Parties
	June 30, 2011	December 31, 2010

GC-Tech	$7,726,050	$-
Join Right	173,000	173,000
Wuhan Mita-Sanlian	147,522	104,264
Wuhan Sanlian	47,906	453,029
Amounts due to related parties	$8,094,478	$730,293

The Group had US$3,522,239 and US$3,453,918 due from GC-Tech as of June 30, 2011 and December 31, 2010, respectively. The amount of US$3,522,239 as of June 30, 2011 represented 1) prepayment of US$265,587 to GC-Tech who imported raw materials from overseas on behalf of the Group and 2) short-term lending and related interest receivable of US$3,256,652 which is due on demand. Average interest rate of the related party lending is 6.14% for the six months ended June 30, 2011, which benchmarks to the one year borrowing rate for bank loans from People’s Bank of China.

The Group had US$802,923 and US$1,213,228 due from Guoce Electricity Investment as of June 30, 2011 and December 31, 2010, respectively. The amount of US$802,923 as of June 30, 2011 represented other receivables of US$104,842 and a short-term lending and related interest receivable of US$698,081 which is due on demand. Average interest rate of the related party lending is 6.14% for the six months ended June 30, 2011, which benchmarks to the one year borrowing rate for bank loans from People’s Bank of China.

The Group had US$7,726,050 and nil due to GC-Tech as of June 30, 2011 and December 31, 2010, respectively.  The amount of US$7,726,050 as of June 30, 2011 represented a short-term borrowing with a stated due date in June 2012. Average interest rate of the related party lending is 6.14% for the six months ended June 30, 2011, which benchmarks to the one year borrowing rate for bank loans from People’s Bank of China.

The Group had short-term borrowing from Join Right in the amount of US$173,000 as of June 30, 2011 and December 31, 2010. Such borrowing does not bear any interest and is payable upon demand.

The Group had US$147,522 and US$104,264 due to Wuhan Mita-Sanlian as of June 30, 2011 and December 31, 2010, respectively. The amounts represented the accounts payable to Wuhan Mita-Sanlian for purchase of raw materials.

The Group had US$47,906 and US$453,029 due to Wuhan Sanlian as of June 30, 2011 and December 31, 2010, respectively.  The amounts represented the short-term borrowings from Wuhan Sanlian. The borrowings do not bear any interest and are payable upon demand.

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

7.	SHORT-TERM BORROWINGS

As of December 31, 2010, the Group had a loan facility in the amount of US$18,119,520 (RMB120,000,000) from a PRC bank for procuring raw materials, which was guaranteed by GC-Tech and four shareholders of the Company, and collateralized by the same amount of the Group's accounts receivable. The Group drew down the first tranche of the loan facility in the amount of US$9,059,760 (RMB60,000,000) with a fixed annual interest rate of 6.37% on June 24, 2010. Another tranche of US$4,529,880 (RMB30,000,000), with a fixed annual interest rate of 6.67% was secured by Hou Tie Xin, the Chairman and the principal shareholder of the Group, for the benefit of the Group on November 26, 2010.

On June 24, 2011, the Group repaid the first tranche of the loan in the amount of US$9,164,280 (RMB60,000,000) at maturity, then drew down the revolving loan facility in the amount of US$4,635,630 (RMB30,000,000) simultaneously with a fixed annual interest rate of 7.89%. The loan facility granted to the Group from the same PRC bank for procuring raw materials was changed to US$ US$10,816,470 (RMB70,000,000) in June 2011, which was guaranteed by GC-Tech and four shareholders of the Company, and collateralized by the same amount of the Group’s accounts receivable as well as a related party's interest in 5 million shares of Wuhan HuaZhong Numerical Control Co., Ltd (A listed company in Growth Enterprise Market in China: 300161). The loan contains certain financial covenants, requiring the debt-to-asset ratio of the borrower, which is GC Nordic, not to exceed certain percentage for the duration of the loan.  As of December 31, 2010 and June 30, 2011, the Group was in compliance with all the covenant requirements under this loan agreement. On June 30, 2011, US$1,545,210 (RMB10,000,000) was available under the loan facility for future borrowing.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2011	December 31, 2010

Payroll and bonus payable	$123,713	$68,930
Warranty accrual	187,522	243,917
Freight accrual	214,321	604,266
Value-added taxes payable	5,512,365	6,394,882
Other taxes payable	640,354	569,286
Others	345,973	335,317
	$7,024,248	$8,216,598

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

9.	WARRANTS

In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, the Company granted warrants to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares (“Warrant I”).  The warrants had an exercise price of US$1.00 per share and were exercisable any time within three years from the date of issuance.  However if the After-Tax Net Income (“ATNI”) for fiscal year 2010 is less than a guaranteed US$12,500,000, the Company would reduce the exercise price of each warrant to equal as Adjusted Exercise Price in accordance with a pre-set formula, provided that if the Adjusted Exercise Price is negative, the Adjusted Exercise Price will be deemed to equal to US$0.001 per share.  The Company recorded the fair value of the warrants of US$1,332,881 on day one as warrant liability in the consolidated balance sheets as the warrants did not qualify for equity classification under U.S. GAAP.  The warrant liability was remeasured at fair value of US$85,889 as of December 31, 2010. The fair value change of US$268,486 was recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the six months ended June 30, 2010.  Based on the actual ATNI for the fiscal year 2010, the Adjusted Exercise Price was determined as a fixed price of US$0.54795.  As a result, such warrants were reclassified from warrant liability to permanent equity on January 1, 2011.

In connection with the same private placement, the Company granted 560,000 shares of warrants (“Warrant II”) to the agents as compensation for received consulting services.  The warrants had an exercise price of US$1.00 per share and were exercisable any time within three years from the date of issuance.

In March 2011, the Company granted 260,000 shares of warrants in total (“Warrant III”) to two consulting companies as compensation for financial and public relations services. The warrants have an exercise price of US$1.05 per share and were exercisable any time up to August 17, 2014.  There is no performance commitment associated with these warrants, therefore the warrants were fully vested upon issuance and the fair value of the warrants on the measurement date in the amount of US$23,759 was recorded as general and administrative expenses in the six months ended June 30, 2011.  The warrants were accounted for as equity instruments, the fair value of which was estimated using Black-Scholes model based on the following significant assumptions:

Expected volatility	59.41%
Expected dividend yield	-
Expected term (in years)	3.4
Risk-free interest rate	1.18%

None of the above warrants had been exercised as of June 30, 2011.

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

The actual effective tax rate for the six months ended June 30, 2011 and the same period in 2010 are 14.8% and 26.4%, respectively. Effective from January 1, 2010, GC Nordic is entitled to enjoy a 15% preferential tax rate as a High and New Technology Enterprise (“HNTE”).  Such title of HNTE was not obtained until the fourth quarter of 2010, therefore the decrease of effective tax rate for the six months ended June 30, 2011 is mainly attributable to this tax holiday.

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

11.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss) attribute to GC China Turbine Corp. shareholders-basic	$(7,026,048)	$1,656,453	$(7,953,101)	$3,525,282
Less: Amortization of premium for convertible promissory note	-	23,000	-	50,500
Gain from change in fair value of the warrant liability	-	202,922	-	471,408
Net income (loss) attribute to GC China Turbine Corp. shareholders- diluted	$(7,026,048)	$1,430,531	$(7,953,101)	$3,003,374

Weighted average common shares outstanding-basic	59,470,015	59,074,411	59,470,015	59,022,501
Warrants	-	422,542	-	587,882
Convertible promissory notes	-	395,605	-	447,514
Weighted average common shares outstanding-diluted	59,470,015	59,892,558	59,470,015	60,057,897

Earnings (loss) per share-basic	$(0.12)	$0.03	$(0.13)	$0.06
Earnings (loss) per share-diluted	$(0.12)	$0.02	$(0.13)	$0.05

There are 1,460,000 warrants excluded from the computation of diluted earnings per share for the six months ended June 30, 2011 because their effects would be anti-dilutive. There are no anti-dilutive instruments excluded from the computation of diluted earnings per share for the six months ended June 30, 2010.

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

Overview

GC China Turbine Corp., formerly known as Nordic Turbines, Inc. (the “Company”, the “Group”, “we”, “our” or “us”), is a holding company whose primary business operations are conducted through a wholly-owned Hong Kong subsidiary, Luckcharm and its wholly-owned Chinese subsidiary GC Nordic.

Since early 2011, in accordance with the requirements of the PRC's State Electricity Regulatory Commission ("SERC"), wind turbines shall gradually be equipped with the Low Voltage Ride Through (“LVRT”) function and larger unit power for the construction of wind power farms. LVRT refers to the ability of wind turbines to maintain continuous operation during and after abrupt voltage dips, which allows the power grid to be adjusted more quickly, thereby improving the overall safety and stability of the grid. The LVRT requirement was brought up due to many instances of wind turbines getting disconnected from the power grid in China, involving more than 1,300 wind turbines. Our 1.1 megawatt (“MW”) wind turbine products have the LVRT function and through our efforts, we have developed a technological resolution of LVRT for our current 1.0 MW wind turbines that previously did not have such LVRT functionality that we had sold to customers. However, the SERC requirement for larger unit power led to little market demand for our current 1.0 MW and 1.1 MW wind turbines. Therefore, we were unable to complete any sales during the three and six months ended June 30, 2011. Due to this marketing difficulty of our 1.0 MW and 1.1 MW wind turbines in China during 2011, management endeavored to search for potential customers for these products in other territories. In addition, management has focused more effort on the research and development of a 2.5 MW wind turbine design. Prototype design for these larger 2.5MW wind turbines is expected to be completed by the end of September 2011, while the wind turbine testing certification process is expected to be completed by the end of March 2012. We believe that our planned 2.5MW wind turbines will promote our competitiveness and expand our domestic and overseas markets for the next several years, as they are being designed to meet the trends of domestic and overseas wind turbine development and have several advantageous functions. Although the development of 2.5 MW wind turbines is still in process at this stage, management has commenced negotiations with potential customers about sales contracts for our future 2.5 MW wind turbine products and expects to enter into certain sales contracts by the end of 2011. Meanwhile, management focused on taking effective measures to strengthen the collection of accounts receivable, which led to the collection of US$5,578,132 in the second quarter of 2011, in addition to the collection of US$497,535 during the first quarter of 2011.

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

Our Acquisition of Luckcharm and Related Financing (continued)

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

In connection with the private placement, Golden Wind entered into a make good escrow agreement with the investors in the private placement offering, whereby Golden Wind pledged 640,000 shares of our common stock to the investors in order to secure our make good obligations under the private placement.  In the make good escrow agreement, we established a minimum after-tax-net-income threshold of US$12,500,000 for the fiscal year ended December 31, 2010. If the minimum after-tax-net-income threshold for the fiscal year 2010 was not achieved, then the investors would be entitled to receive additional shares of our common stock held by Golden Wind based upon a pre-defined formula agreed to between the investors and Golden Wind. Golden Wind deposited a total of 640,000 shares of our common stock, into escrow with Capitol City Escrow, Inc. under the make good escrow agreement. Additionally, if the minimum after-tax-net-income threshold for the fiscal year 2010 was not achieved, then the investors would be entitled to have the exercise price of the warrants adjusted lower based upon a pre-defined formula agreed to between the investors and us. As the minimum after-tax-net-income threshold of US$12,500,000 was not achieved for the fiscal year ended December 31, 2010, the shares of our common stock and exercise price of the warrants under our make good obligations were subject to adjustment. Based on the calculations of such adjustments, we were required to instruct the escrow agent to release 289,312 shares of our common stock already issued and held in escrow to the investors, and the exercise price of the warrants was reduced from US$1.00 to US$0.54795.

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

Critical Accounting Policies

We follow certain significant accounting policies when preparing our condensed consolidated financial statements. A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may differ from these estimates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Three Month Periods Ended June 30, 2011 and June 30, 2010

Revenues

Sales for the three months ended June 30, 2011 were nil compared to US$11,060,941 for the three months ended June 30, 2010. No wind turbine was sold in the second quarter of 2011 while 20 wind turbines were sold in the second quarter of 2010.

In accordance with the requirements of the PRC's State Electricity Regulatory Commission ("SERC"), wind turbines shall gradually be equipped with the function of Low Voltage Ride Through (“LVRT”) and larger unit power beginning in 2011. LVRT refers to the ability of wind turbines to maintain continuous operation during and after abrupt voltage dips, which allows the power grid to be adjusted more quickly, thereby improving the overall safety and stability of the grid. These two requirements have been gradually adopted by grid companies in some countries, especially in Germany and Denmark. Our current 1.0MW wind turbine does not meet the LVRT requirements, however, during the second quarter of 2011, we developed a technological resolution to retrofit our 1.0 MW wind turbines to meet the LVRT requirements. Accordingly, our customers may continue to utilize the 1.0 MW wind turbines which we previously sold. Our 1.1 MW wind turbines have LVRT functionality. However, the SERC requirement for larger unit power led to little market demand for our current 1.0 MW and 1.1 MW wind turbines. Therefore, we were unable to complete any sales during the three months ended June 30, 2011.

Due to the difficulty in marketing our 1.0 MW and 1.1 MW wind turbines in China during 2011, management endeavored to search for potential customers for these products in other territories. In addition, management has focused more effort on the research and development of 2.5 MW wind turbines, such as accelerating the design of 2.5 MW wind turbines and focusing on relevant technology training since the second quarter of 2011. Prototype design for these larger 2.5MW wind turbines is expected to be completed by the end of September 2011, while the wind turbine testing certification process is expected to be completed by the end of March 2012. We believe that our planned 2.5MW wind turbines will promote our competitiveness and expand our domestic and overseas markets for the next several years, as they are being designed to meet the trends of domestic and overseas wind turbine development and have several advantageous functions. However, until we complete the development of our 2.5MW wind turbines and introduce them into the market, we expect that the sales difficulties for 1.0MW and 1.1 MW wind turbines in our domestic market will continue.

Cost of sales and gross profit margin

Total cost of sales for the three months ended June 30, 2011 was nil, a decrease from US$8,268,677 for the three months ended June 30, 2010 and attributable to our lack of wind turbine sales in the second quarter of 2011.

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.

	Three months ended June 30,
	2011		2010
	(in $, except for percentages)
Revenues	$-	-%	$11,060,941	100.00%
Raw materials	-	-%	7,487,310	67.69%
Labor	-	-%	62,726	0.57%
Other and Overhead	-	-%	718,641	6.50%
Total Cost of Sales	-	-%	8,268,677	74.76%
Gross Profit	$-	-%	$2,792,264	25.24%

No revenue has been generated in the second quarter of 2011. Therefore the cost and gross margin are zero.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Three Month Periods Ended June 30, 2011 and June 30, 2010 (continued)

Operating expenses

Selling and marketing expenses for the three months ended June 30, 2011 increased by US$212,798 from US$81,264for the three months ended June 30, 2010 to US$294,062. After the establishment of the three new PRC subsidiaries in 2010 (Taonan Guoce, Baicheng Kairui and Baicheng Guoce), more focus was put on the expansion of business in Jilin Province. As a result, selling and marketing expenses for the three months ended June 30, 2011 which included salaries and bonus, travelling expenses, marketing, office supplies and other expenses increased significantly when compared with the three months ended June 30, 2010.

Research and development expenses were US$821,505 for the three months ended June 30, 2011 compared to US$186,310 for the three months ended June 30, 2010. We incorporated Guoce Nordic AB and GC Windpower AB in Sweden, which are engaged in 1.1MW, 2.5MW and 3.0MW wind turbine research. The increase was primarily attributable to the research and development activities of the 1.1MW and 2.5MW wind turbines during the second quarter of 2011.

General and administrative expenses increased by US$5,313,317 from US$542,960 for the three months ended June 30, 2010 to US$5,856,277 for the three months ended June 30, 2011. This was mainly due to the write-off of accounts receivable equivalents to US$4,189,605 in the three months ended June 30, 2011 compared to nil for the three months ended June 30, 2010. Based on the sales contract of US$38,243,948 (RMB247.5 million) for 50 wind turbines entered into between the Group and a customer named Guoneng Fengshen on February 9, 2010, the Group delivered 50 wind turbines to Guoneng Fengshen as at December 31, 2010 and recognized the related revenue. These 50 wind turbines were slated for installation at the first phase of a new wind farm project undertaken by Jilin Fengshen, a wholly-owned subsidiary of Guoneng Fengshen which is in charge of running the wind farm. In 2011, a reputable large state-owned enterprise in PRC, acquired 51% equity interest of Jilin Fengshen from Guoneng Fengshen and became the controlling shareholder of Jilin Fengshen (the"Restructuring"). The Restructuring was completed during the second quarter of 2011. Subsequently, Jilin Fengshen requested and reached an amendment of the sales contract with the Group to renegotiate the contract value of the delivered turbines on May 28, 2011. Under the amendment, the Group agreed to grant a discount of US$4,189,605 (RMB26.7 million) to Jilin Fengshen. The discount is considered a concession of the outstanding receivable. As a result, the Group wrote off the receivable of US$4,189,605 (RMB26.7 million) as the effect of the discount and recorded it as operating expenses in the unaudited condensed consolidated statement of operation for the three months June 30, 2011.

Loss on disposal of property, plant and equipment was US$1,392,838 for the three months ended June 30, 2011. In April 2011, the Group reached an agreement with the local government to relocate its principal executive office and manufacturing facility to another place offered by the government. The main purpose of the relocation was to improve its working environment. As a result of the relocation, certain equipments that are affixed to the building were abandoned, whose carrying value was US$1,392,838.

Other operating income increased by US$207,035 from US$23,382 for the three months ended June 30, 2010 to US$230,417 for the three months ended June 30, 2011.  This was mainly due to the increase in unrestricted government subsidies from a local government agency.

Interest expense

Interest expense was US$261,686 for the three months ended June 30, 2011 compared to US$18,228 for the three months ended June 30, 2010.  The increase of interest expense was mainly due to the short-term bank borrowings drawn down in late June 2010 and November 2010.

Interest income

Interest income was US$193,892 for the three months ended June 30, 2011 compared to US$31,484 for the three months ended June 30, 2010.  The increase was primarily due to the interest income earned from short-term loans to related parties, and the amortization for the difference between long-term accounts receivable’s present value and face amount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Three Month Periods Ended June 30, 2011 and June 30, 2010 (continued)

Gain from change in fair value of warrant liability

We recorded a gain on fair value change of US$202,922 of the warrant liability for the three months ended June 30, 2010. In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, we granted warrants to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares. We recorded the fair value of the warrants of US$1,332,881 on day one as warrant liability in the consolidated balance sheets as the warrants do not qualify for equity classification under US GAAP. The warrant liability was re-measured at fair value of US$795,980 and US$998,902 as of June 30, 2010 and March 31, 2010, respectively. The fair value change of US$202,922 was recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the three months ended June 30, 2010. The warrant liability was reclassified into equity on January 1, 2011 and therefore, there was no fair value change for the three months ended June 30, 2011.

Provision (benefit) for income tax

Income tax benefit for the three months ended June 30, 2011 was US$1,196,687 compared to income tax provision of US$597,224 for the three months ended June 30, 2010. The effective tax rates for the three months ended June 30, 2011 and 2010 are 14.6% and 26.8%, respectively. Effective January 1, 2010, GC Nordic is entitled to enjoy a 15% preferential tax rate as a High and New Technology Enterprise (“HNTE”).  Such title of HNTE was not obtained until the fourth quarter of 2010, therefore the decrease of effective tax rate for the three months ended June 30, 2011 is mainly attributable to this tax holiday.

Net income (loss) attributable to shareholders

Net loss attributable to shareholders for the three months ended June 30, 2011 was US$7,026,048 by a decrease of US$8,682,501 from net income attributable to shareholders of US$1,656,453 for the three months ended June 30, 2010. This is mainly due to no revenue being generated, bad debt expenses and the write-off of accounts receivable, as well as the disposal of some property and equipment for the three months ended June 30, 2011.

Comparison of Six Month Periods Ended June 30, 2011 and June 30, 2010

Revenues

Sales for the six months ended June 30, 2011 were nil compared to US$23,058,868 for the six months ended June 30, 2010. No wind turbine was sold in the first half year of 2011 while 40 wind turbines were sold in the first half year of 2010.

In accordance with the requirements of the PRC's State Electricity Regulatory Commission ("SERC"), wind turbines shall gradually be equipped with the function of Low Voltage Ride Through (“LVRT”) and larger unit power beginning in 2011. LVRT refers to the ability of wind turbines to maintain continuous operation during and after abrupt voltage dips, which allows the power grid to be adjusted more quickly, thereby improving the overall safety and stability of the grid. These two requirements have been gradually adopted by grid companies in some countries, especially in Germany and Denmark. Our current 1.0MW wind turbine does not meet the LVRT requirements, however, during the second quarter of 2011, we developed a technological resolution to retrofit our current 1.0 MW wind turbines to meet the LVRT requirements. Accordingly, our customers may continue to utilize the 1.0 MW wind turbines which we previously sold. Our 1.1 MW wind turbines have LVRT functionality. However, the SERC requirement for larger unit power led to little market demand for our current 1.0 MW and 1.1 MW wind turbines. Therefore, we were unable to complete any sales during the six months ended June 30, 2011.

Due to the difficulty in marketing our 1.0 MW and 1.1 MW wind turbines in China during 2011, management endeavored to search for potential customers for these products in other territories. In addition, management has focused more effort on the research and development of 2.5 MW wind turbines, such as accelerating the design of 2.5 MW wind turbines and focusing on relevant technology training since the second quarter of 2011. Prototype design for these larger 2.5MW wind turbines is expected to be completed by the end of September of 2011, while the wind turbine testing certification process is expected to be completed by the end of March of 2012. We believe that our planned 2.5MW wind turbines will promote our competitiveness and expand our domestic and overseas markets for the next several years, as they are being designed to meet the trends of domestic and overseas wind turbine development and have several advantageous functions. However, until we complete the development of our 2.5MW wind turbines and introduce them into the market, we expect that the sales difficulties for 1.0MW and 1.1 MW wind turbines in our domestic market will continue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Six Month Periods Ended June 30, 2011 and June 30, 2010 (continued)

Cost of sales and gross profit margin

Total cost of sales for the six months ended June 30, 2011 was nil as compared to that of US$17,349,031 for the six months ended June 30, 2010, and attributable to our lack of wind turbine sales in the first half year of 2011.

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.

	Six months ended June 30,
	2011		2010
	(in US$, except for percentages)

Revenues	$-	-%	$23,058,868	100.00%
Raw materials	-	-%	15,605,798	67.68%
Labor	-	-%	119,030	0.52%
Other and Overhead	-	-%	1,624,203	7.04%
Total Cost of Sales	-	-%	17,349,031	75.24%
Gross Profit	$-	-%	$5,709,837	24.76%

Operating expenses

Selling and marketing expenses for the six months ended June 30, 2011 increased by US$336,036 from US$134,155 for the six months ended June 30, 2010 to US$470,191. After the foundation of the three new PRC subsidiaries in 2010 (Taonan Guoce, Baicheng Kairui and Baicheng Guoce), more focus was put on the expansion of business in Jilin Province. Apart from this, the level of salaries and welfare for employees has significantly improved. As a result, selling and marketing expenses for the six months ended June 30, 2011 which included salaries and bonus, travelling expenses, marketing, office supplies and other expenses increased significantly when compared with the six months ended June 30, 2010.

Research and development expenses were US$991,466 for the six months ended June 30, 2011 compared to US$339,274 for the six months ended June 30, 2010. We incorporated Guoce Nordic AB and GC Windpower AB in Sweden, which are engaged in 1.1MW, 2.5MW and 3.0MW wind turbines research. The increase was primarily attributable to the research and development activities of the 1.1MW and 2.5MW wind turbines during the first half year of 2011.

General and administrative expenses increased by US$5,539,808 from US$1,055,691 for the six months ended June 30, 2010 to US$6,595,499 for the six months ended June 30, 2011. This was mainly due to the write-off of accounts receivable equivalents to US$4,189,605 in the six months ended June 30, 2011 compared to nil for the six months ended June 30, 2010. Based on the sales contract of US$38,243,948 (RMB247.5 million) for 50 wind turbines entered into between the Group and a customer named Guoneng Fengshen on February 9, 2010, the Group delivered 50 wind turbines to Guoneng Fengshen as at December 31, 2010 and recognized the related revenue. These 50 wind turbines were slated for installation at the first phase of a new wind farm project undertaken by Jilin Fengshen, a wholly-owned subsidiary of Guoneng Fengshen who is in charge of running the wind farm. In 2011, a reputable large state-owned enterprise in PRC, acquired 51% equity interest of Jilin Fengshen from Guoneng Fengshen and became the controlling shareholder of Jilin Fengshen (the "Restructuring"). The Restructuring was completed during the second quarter of 2011. Subsequently, Jilin Fengshen requested and reached an amendment of the sales contract with the Group to renegotiate the contract value of the delivered turbines on May 28, 2011. Under the amendment, the Group agreed to grant a discount of US$4,189,605 (RMB26.7 million) to Jilin Fengshen. The discount is considered a concession of the outstanding receivable. As a result, the Group wrote off the receivable of US$4,189,605 (RMB26.7 million) as the effect of the discount and recorded it as operating expenses in the unaudited condensed consolidated statement of operation for the six months June 30, 2011.

Loss on disposal of property, plant and equipment was US$1,392,838 for the six months ended June 30, 2011. In April 2011, the Group reached an agreement with the local government to relocate its principal executive office and manufacturing facility to another place offered by the government. The main purpose of the relocation was to improve its working environment. As a result of the relocation, certain equipments that are affixed to the building were abandoned, whose carrying value was US$1,392,838.

Other operating income increased by US$267,737 from US$23,382 for the six months ended June 30, 2010 to US$291,119 for the six months ended June 30, 2011. This was mainly due to the increase in unrestricted government subsidies from a local government agency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Six Month Periods Ended June 30, 2011 and June 30, 2010 (continued)

Interest expense

Interest expense was US$459,801 for the six months ended June 30, 2011 compared to US$26,690 for the six months ended June 30, 2010. The increase of interest expense was mainly due to the short-term bank borrowings drawn down in late June 2010 and November 2010.

Interest income

Interest income was US$306,095 for the six months ended June 30, 2011 compared to US$69,296 for the six months ended June 30, 2010. The increase was primarily due to the interest income earned from short-term loans to related parties, and the amortization for the difference between long-term accounts receivable’s present value and face amount.

Gain from change in fair value of warrant liability

We recorded a gain on fair value change of US$471,408 of the warrant liability for the six months ended June 30, 2010. In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, we granted warrants to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares. We recorded the fair value of the warrants of US$1,332,881 on day one as warrant liability in the consolidated balance sheets as the warrants do not qualify for equity classification under US GAAP. The warrant liability was re-measured at fair value of US$795,980 and US$1,267,388 as of June 30, 2010 and December 31, 2009, respectively. The fair value change of US$471,408 was recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the six months ended June 30, 2010. The warrant liability was reclassified into equity on January 1, 2011 and therefore, there was no fair value change for the six months ended June 30, 2011.

Provision (benefit) for income tax

Income tax benefit for the six months ended June 30, 2011 was US$1,384,492 compared to income tax provision of US$1,246,084 for the six months ended June 30, 2010. The effective tax rates for the six months ended June 30, 2011 and 2010 are 14.8% and 26.4%, respectively. Effective January 1, 2010, GC Nordic is entitled to enjoy a 15% preferential tax rate as a High and New Technology Enterprise (“HNTE”). Such title of HNTE was not obtained until the fourth quarter of 2010, therefore the decrease of effective tax rate for the six months ended June 30, 2011 is mainly attributable to this tax holiday.

Net income attributable to shareholders

Net loss attributable to shareholders for the six months ended June 30, 2011 was US$7,953,101 by a decrease of US$11,478,383 from net income attributable to shareholders of US$3,525,282 for the six months ended June 30, 2010. This is mainly due to no revenue being generated, bad debt expenses and the write-off of accounts receivable, as well as the disposal of some property and equipment for the six months ended June 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of US$5,058,434, other current assets of US$56,855,389 and current liabilities of US$43,962,807. Other current assets included US$418,752 restricted cash used as security against bank drafts which are used as short-term instruments to reduce financing cost. As of June 30, 2011, our accounts receivable consisted of billed receivable of US$24,763,751 and unbilled receivable of US$23,090,104, net of bad debt provision of $1,547,792. As of the date of this Report, we collected US$6,075,667 billed receivable from customers during the six months ended June 30, 2011.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes, such as reduce previous years’ loss and increase the capital of the subsidiaries, and are not transferable to us in the form of loans, advances or cash dividends. As of June 30, 2011, the amount of our restricted net assets was US$17,776,327. This represents the registered capital of our PRC subsidiaries. In accordance with Section 209 of the China’s Company Law, the founder shareholders of the company are restricted to withdraw such registered capital; otherwise, it will be deemed an offence and we would be subject to paying a penalty.

Our cash needs are primarily for working capital to support our operations, the purchase of raw materials related to our production and designing our wind turbines to comply with the PRC’s recently enacted LVRT requirements. We presently finance our operations through collection of accounts receivable, short-term bank borrowings and related party borrowings.  Based on our forecasted cash flows requirements, we believe that our existing capital resources are sufficient to meet our current obligations and operating requirements, but will not be sufficient to meet our more aggressive growth plans and that we will need to raise additional capital based on actual conditions. We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us. Our ability to raise capital is subject to approval by our existing investors, New Margin, CV and CV Advisors pursuant to an investor rights agreement. As such, we may not be able to accept certain available financing offers if we do not receive the approval of New Margin, CV and CV Advisors. If we are unable to reach an agreement with New Margin, CV and CV Advisors regarding future financing opportunities, that could adversely affect our ability to meet our business objectives.

Our liquidity could be further impacted by external factors such as any significant increase in the market price of electricity or raw materials like steel and copper and changes in regulations. Each or a combination of such factors may result in lower sales, increased expenses and costs and result in lower profitability and negative cash flows, thus reducing our liquidity.

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2011 was US$2,088,151 compared with net cash provided by operating activities of US$2,050,760 for the six months ended June 30, 2010. We collected US$6,075,667 of accounts receivable from products sold in the previous year. No set of wind turbines was delivered in the first half year of 2011, which resulted in the tax benefit and decreased income tax payable in the amount of US$1,384,492. The sales contracts of our Company are consistent with the market practice on payment terms within the wind power equipment manufacturing industry, which include payments upon signing, progress payments, delivery payments, pre-acceptance payments, and guarantee payments. Our liquidity may be impacted by the timely collection of accounts receivable, but the effect will be partially mitigated by the pertinent management on the payments of accounts payable. We purchased some raw materials for future production and prototype test of the wind turbines, which increased account payable in amount of US$1,294,644, increased inventories in amount of US$946,572, and decreased other current liabilities in amount of US$1,473,926, attributable to in VAT payable. Notes payable decreased by US$4,871,808, mainly due to the maturity of commercial acceptance notes issued in 2011. In the six months ended June 30, 2011, US$5,373,598 was used to settle accounts payable with vendors and acquire certain spare parts, US$814,044 was paid for staff compensation and social welfare, US$2,664,674 in other operating expenses, and US$6,075,667 was received from our customers, government subsidy in the amount ofUS$291,119 was received from a local government agency and US$397,379 from other operating activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows from Investing Activities

Net cash provided by investing activities was US$2,543,022 for the six months ended June 30, 2011, compared with net cash used in investing activities of US$2,635,655 for the six months ended June 30, 2010. This increase in cash provided by investing activities was primarily due to the decrease in restricted cash of US$ 2,166,818, collection of six months term deposit of US$1,069,166 when due, collection of US$429,319 from related parties and collection of US$120,797 from a third party during the first half year of 2011, and offset by purchase of equipment and intangible assets of US$1,243,078.

Cash Flows from Financing Activities

Net cash provided by financing activities was US$2,738,787 for the six months ended June 30, 2011 with a decrease of US$6,431,437 compared with US$9,170,224 in financing activities for the six month ended June 30, 2010. This was mainly due to the repayment of a loan of US$9,164,280, offset by additional borrowings of US$4,582,140 from a local bank and borrowings of US$7,726,050 from related parties during the first half year of 2011.

Outstanding Indebtedness

As of December 31, 2010, the Group had a loan facility in the amount of US$18,119,520 (RMB120,000,000) from a PRC bank for procuring raw materials, which was guaranteed by GC-Tech and four shareholders of the Company, and collateralized by the same amount of the Group's accounts receivable. The Group drew down the first tranche of the loan facility in the amount of US$9,059,760 (RMB60,000,000) with a fixed annual interest rate of 6.37% on June 24, 2010. Another tranche of US$4,529,880 (RMB30,000,000), with a fixed annual interest rate of 6.67% was secured by Hou Tie Xin, the Chairman and the principal shareholder of the Group, for the benefit of the Group on November 26, 2010.

On June 24, 2011, the Group repaid the first tranche of the loan in the amount of US$9,164,280 (RMB60,000,000) at maturity, then drew down the revolving loan facility in the amount of US$4,635,630 (RMB30,000,000) simultaneously with a fixed annual interest rate of 7.89%. The loan facility granted to the Group from the same PRC bank for procuring raw materials was changed to US$ US$10,816,470 (RMB70,000,000) in June 2011, which was guaranteed by GC-Tech and four shareholders of the Company, and collateralized by the same amount of the Group’s accounts receivable as well as a related party's interest in 5 million shares of Wuhan HuaZhong Numerical Control Co., Ltd (A listed company in Growth Enterprise Market in China: 300161). The loan contains certain financial covenants, requiring the debt-to-asset ratio of the borrower, which is GC Nordic, not to exceed certain percentage for the duration of the loan. As of December 31, 2010 and June 30, 2011, the Group was in compliance with all the covenant requirements under this loan agreement. On June 30, 2011, US$1,545,210 (RMB10,000,000) was available under the loan facility for future borrowing.

Off-Balance Sheet Arrangements

As of June 30, 2011, we do not have any outstanding guarantees. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Interest Rates. We did not experience any material changes in interest rate exposures during 2008, 2009 and 2010. Hence, the effect of the fluctuations of the interest rates is considered minimal to our business operations. Based upon economic conditions and leading market indicators at June 30, 2011, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

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

Considering the RMB balance of our cash as of June 30, 2011, which amounted to US$5,045,712, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$50,457 of the balance.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) June 30, 2011 pursuant to Exchange Act Rule 13a-15. We have recruited some dedicated resources and experienced personnel involved in reviewing and designing internal controls, and have achieved a better level of segregation of duties relative to key financial reporting functions. However, based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. These material weaknesses include the following:

i.	We lack additional personnel with the experience to properly analyze and record complex transactions in accordance with U.S. GAAP.

ii.
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

iii.	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

iv.
We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management's view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

v.
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

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

Contract with Jilin Fengshen

Based on the sales contract of US$38,243,948 (RMB247.5 million) for 50 wind turbines entered into between the Group and a customer named Guoneng Fengshen on February 9, 2010, the Group delivered 50 wind turbines to Guoneng Fengshen as at December 31, 2010 and recognized the related revenue. These 50 wind turbines were slated for installation at the first phase of a new wind farm project undertaken by Jilin Fengshen, a wholly-owned subsidiary of Guoneng Fengshen who is in charge of running the wind farm. In 2011, a reputable large state-owned enterprise in PRC, acquired 51% equity interest of Jilin Fengshen from Guoneng Fengshen and became the controlling shareholder of Jilin Fengshen (the "Restructuring"). The Restructuring was completed during the second quarter of 2011. Subsequently, Jilin Fengshen requested and reached an amendment of the sales contract with the Group to renegotiate the contract value of the delivered turbines on May 28, 2011. Under the amendment, the Group agreed to grant a discount of US$4,189,605 (RMB26.7 million) to Jilin Fengshen.

Bank loan facility agreement from China Merchants Bank Co., Ltd.

On June 16, 2011, we , entered into a new bank loan facility with China Merchants Bank Co., Ltd., a local bank, under which we were granted a loan facility of RMB40 million (approximately US$6.2 million). On June 24, 2011, a tranche of US$4,582,140 was received under the loan facility.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description

3.1	Corporate Charter dated August 25, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007).

3.2	Articles of Incorporation dated August 25, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007).

3.3	Certificate of Correction dated August 31, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007).

3.4	By-laws dated September 6, 2006 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007).

3.5	Certificate of Change dated May 18, 2009 (incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 20, 2009).

3.6	Amendment to the Articles of Incorporation on June 11, 2009 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 15, 2009).

3.7	Amendment to the Articles of Incorporation on September 8, 2009 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 14, 2009).

4.1	Form of Stock Specimen (incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed on March 29, 2007).

10.1	Amended Contract with Jilin Fengshen effective May 28, 2011

10.2	Tripartite agreement between GC Nordic, Guoneng Fengshen and Jilin Fengshen effective May 28

10.3	Banking Facilities Agreement, effective June 24, 2011, between China Merchants Bank Co., Ltd. and Wuhan Guoce Nordic New Energy Co. Ltd.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GC CHINA TURBINE CORP.

Date: August 15, 2011	/s/ Qi Na
Name: Qi Na
Title: Chief Executive Officer and Director
(Principal Executive Officer)