Form 10-Q
period 2011-09-30
GC China Turbine Corp.
filed 2011-11-21
CIK 1380528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ¨	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the ExchangeAct).  Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock at November 11, 2011 was 59,470,015.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on April 1, 2011.

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” the “Company,” “Group,” or the “Registrant” refer to GC China Turbine Corp., a Nevada corporation and its wholly-owned subsidiaries, Luckcharm Holdings Limited, a Hong Kong company, and GC Nordic New Energy Co., Ltd., a company organized under the laws of the People’s Republic of China (“PRC”), unless other noted.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of GC China Turbine Corp. as at September 30, 2011 and December 31, 2010, the statements of operations for the three and nine months ended September 30, 2011 and 2010, the statements of changes in equity and comprehensive income (loss) for the nine months ended September 30, 2011 and 2010, and the statements of cash flows for the nine months ended September 30, 2011 and 2010 have been prepared by management of GC China Turbine Corp. in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars, except share data)

	September 30 2011	December 31 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,383,489	$1,788,138
Term deposit	-	1,056,972
Restricted cash	377,716	2,551,304
Accounts receivable, less allowance for doubtful accounts of $2,498,215 and $267,423 as of September 30, 2011 and December 31, 2010, respectively	37,480,664	58,182,615
Inventories	3,350,132	2,116,022
Advance to suppliers	3,281,838	2,349,826
Amount due from related parties	1,628,496	4,667,146
Prepaid expenses and other current assets	213,251	323,472
Deferred tax assets	96,705	92,794
Total current assets	54,812,291	73,128,289

Property, plant and equipment, net	4,300,256	3,314,939
Intangible assets, net	14,575	-
Prepaid land use right	236,786	363,108
Equity investment	101,261	110,176
Long-term accounts receivable	5,513,925	3,711,852
Deferred tax assets	145,881	139,982
Other assets	3,441	141,119
Total assets	$65,128,416	$80,909,465

LIABILITIES & EQUITY
Current liabilities:
Short-term borrowings	$9,441,540	$13,589,640
Accounts payable	13,497,640	13,086,475
Notes payable	5,856,356	6,175,208
Accrued expenses and other current liabilities	6,843,470	8,216,598
Income tax payable	2,070,542	3,249,273
Amount due to related parties	1,960,482	730,293
Total current liabilities	39,670,030	45,047,487
Warrant liability	-	85,889
Other long-term liabilities	1,143,160	2,609,269
Total liabilities	40,813,190	47,742,645

Contingencies
Common share (US$0.001 par value; 100,000,000 shares authorized, 59,470,015 shares issued and outstanding as of September 30, 2011 and December 31, 2010)	59,470	59,470
Additional paid-in capital	21,126,043	21,016,395
Retained earnings	992,626	11,022,150
Accumulated other comprehensive income	2,170,172	1,001,158
Total GC China Turbine Corp. shareholders’ equity	24,348,311	33,099,173
Noncontrolling interest	(33,085)	67,647
Total equity	24,315,226	33,166,820

Total liabilities and equity	$65,128,416	$80,909,465

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts expressed in US dollars, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Revenues	$-	$4,085,675	$-	$27,144,543
Cost of sales	-	(3,092,019)	-	(20,441,050)
Gross profit	-	993,656	-	6,703,493

Operating expenses:
Selling and marketing expenses	(132,407)	(644,313)	(602,598)	(778,468)
Research and development expenses	(385,230)	(256,551)	(1,376,696)	(595,825)
General and administrative expenses	(1,625,592)	(475,243)	(8,221,091)	(1,530,934)
Loss on disposal of property, plant and equipment	-	-	(1,392,838)	-
Other operating income	-	152	291,119	23,534

Income (loss) from operations	(2,143,229)	(382,299)	(11,302,104)	3,821,800

Interest expense	(147,059)	(122,088)	(606,860)	(148,778)
Interest income	231,000	135,084	537,095	204,380
Other (expenses) income, net	(16,108)	(2,462)	(33,716)	3,135
Gain from change in fair value of warrant liability	-	335,746	-	807,154

Income (loss) before provision for income tax	(2,075,396)	(36,019)	(11,405,585)	4,687,691
(Provision) benefit for income tax	(95,882)	(64,950)	1,288,610	(1,311,034)
Income (loss) before equity investment loss	(2,171,278)	(100,969)	(10,116,975)	3,376,657

Equity investment profit (loss), net of tax	909	(5,428)	(13,281)	(5,428)
Net income (loss)	(2,170,369)	(106,397)	(10,130,256)	3,371,229

Net loss attributable to noncontrolling interest	93,946	42,529	100,732	90,185
Net income (loss) attributable to GC China Turbine Corp. shareholders	$(2,076,423)	$(63,868)	$10,029,524	$3,461,414

Earnings (loss) per share- basic	$(0.03)	$0.00	$(0.17)	$0.06
Earnings (loss) per share- diluted	$(0.03)	$0.00	$(0.17)	$0.04

Weighted average common share outstanding- basic	59,470,015	59,470,015	59,470,015	59,173,312

Weighted average common share outstanding- diluted	59,470,015	59,470,015	59,470,015	59,952,761

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Amounts expressed in US dollars, except share data)

				Retained	Accumulated
			Additional	earnings	other
	Common Shares		paid-in	(accumulated	comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	capital	deficit)	income	interest	Total	income

Balance at January 1, 2010	58,970,015	$58,970	$19,884,645	$(372,377)	$158,757	$2,155	$19,732,150

Contribution from shareholders	-	-	-	-	-	5,893	5,893

Business acquisition	-	-	-	-	-	85,053	85,053

Conversion of promissory note	500,000	500	1,131,750	-	-	-	1,132,250

Net income	-	-	-	3,461,414	-	(90,185)	3,371,229	$3,461,414

Foreign currency translation adjustment	-	-	-	-	441,535	3,007	444,542	441,535
Balance at September 30, 2010	59,470,015	$59,470	$21,016,395	$3,089,037	$600,292	$5,923	$24,771,117	$3,902,949

					Accumulated
			Additional		other
	Common Shares		paid-in	Retained	comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	capital	earnings	income	interest	Total	income(loss)

Balance at January 1, 2011	59,470,015	$59,470	$21,016,395	$11,022,150	$1,001,158	$67,647	$33,166,820

Reclassification from warrant liability to equity	-	-	85,889	-	-	-	85,889

Issuance of warrants	-	-	23,759	-	-	-	23,759

Net loss	-	-	-	(10,029,524)	-	(100,732)	(10,130,256)	$(10,029,524)

Foreign currency translation adjustments	-	-		-	1,169,014		1,169,014	1,169,014
Balance at September 30, 2011	59,470,015	$59,470	$21,126,043	$992,626	$2,170,172	(33,085)	$24,315,226	$(8,860,510)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GC China Turbine Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$(10,130,256)	$3,371,229
Adjustments to reconcile net income (loss) to net cash provided by/ (used in) operating activities:
Bad debt expenses	2,173,721	-
Depreciation of property and equipment	103,630	92,544
Amortization of intangible assets	2,519	136,515
Amortization of premium for convertible promissory note	-	(50,500)
Write-off of accounts receivable	4,550,764	-
Equity investment loss, net of tax	13,281	5,428
Gain from change in fair value of warrant liability	-	(807,154)
Share-based compensation	23,759	-
Disposal of property, plant and equipment	1,405,444	-
Changes in operating assets and liabilities
Decrease/ (increase) in accounts receivable	15,894,429	(15,219,131)
Decrease/ (increase) in inventories	(1,121,313)	(10,317,264)
Decrease in advance to suppliers	(815,801)	(61,973)
Decrease in other current assets	(114,053)	297,365
Increase in long-term accounts receivable	(1,611,696)	(1,584,702)
Increase in accounts payable	(147,177)	14,443,634
Decrease in notes payable	(567,127)	-
Decrease in prepayment for land use right	138,701	(731,931)
Increase/(decrease) in income tax payable	(1,288,504)	1,271,728
Increase/ (decrease) in other current liabilities	(4,098,038)	1,550,214
Net cash provided by (used in) operating activities	4,412,283	(7,603,998)

INVESTING ACTIVITIES:
Investment in equity investees	-	(103,079)
Purchase of property, plant and equipment	(1,467,029)	(605,986)
Purchase of intangible assets	(16,793)	-
Loan to related parties	-	(2,787,445)
Collection from related parties	462,335	467,033
Collection from a third party	120,797	-
Payment for business acquisition, net of cash acquired	-	(146,492)
Decrease in restricted cash	2,234,027	18,218
Decrease (increase) in term deposit	1,078,782	(1,044,603)
Net cash provided by (used in) investing activities	2,412,119	(4,202,354)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings from related parties	11,560,788	173,000
Proceeds from short-term bank borrowings	4,623,351	8,953,740
Repayments of short-term borrowings to related parties	(7,378,910)	-
Repayments of short-term bank borrowings	(9,246,705)	-
Net cash provided by (used in) financing activities	(441,476)	9,126,740

Effect of exchange rate changes on cash and cash equivalents	212,425	39,021

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,595,351	(2,640,591)
Cash and cash equivalents at the beginning of the period	1,788,138	3,803,446
Cash and cash equivalents at the end of the period	$8,383,489	$1,162,855

Supplemental cash flow information:
Cash paid for interest expense	$630,085	$148,778

Non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$381,403	$249,591
Conversion of promissory note	$-	$1,132,250
Business acquisition funded by amount due to related parties	$-	$58,540

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

The Company was incorporated in the State of Nevada, United States of America, on August 25, 2006.  The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries as follows:

Name of subsidiaries	Place of incorporation acquisition	Relationship	Date of incorporation/

Luck charm Holdings Limited (“Luck charm”)	Hong Kong Owned Subsidiary	100%	June 15, 2009

GC Nordic New Energy Co., Ltd.	Wuhan, Hubei Province,	100%
(“GC Nordic”)	People’s Republic of		August 21, 2006
	China (“PRC”) Owned Subsidiary

Guoce Nordic AB (“Nordic AB”)	Sweden	85%	December 30, 2009
	Owned Subsidiary

BaichengKairui Wind Power Co., Ltd.	Baicheng	100%	January 12, 2010
	Owned Subsidiary

BaichengGuoce Wind Power Development	Baicheng	70%	January 14, 2010
Co., Ltd. (“Baicheng Guoce”)	Jilin Province, PRC
	Owned Subsidiary

GC Windpower AB (“Windpower AB”)	Sweden	85%	May 27, 2010
	Owned Subsidiary

TaonanGuoce New Energy Co.,Ltd	Taonan, Jilin Province	100%	June 30, 2010
(Taonan Guoce)	PRC Owned Subsidiary

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

During the Nine months ended September 30, 2011, the Group reported no sales and a net loss of US$10,230,988. Management intends to focus on the collection of accounts receivable in the near future to meet the Group’s daily business demands. In addition, management expects to obtain additional financing as may be required from local banks. Moreover, Wuhan Guoce Science & Technology Corp., a related party controlled by Hou Tiexin, the Group’s Chairman and principal shareholder, is expected to continue to provide financial support for the Group so as to enable the Group to meet its financial obligations when due and its working capital requirements. While there can be no assurance that the Company will receive additional financing, management believes that the Group will continue its business as a going concern and has prepared these financial statements under this assumption.

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

The fair value of warrant liability is estimated using a binomial model and is classified as level 3 in the fair value hierarchy as the fair value estimation involves significant assumptions that are not observable in the market. The value of the warranty liability was US$85,889 as of December 31, 2010. The warrants have been reclassified from warrant liability to permanent equity on January 1, 2011. (Note 9)

The estimated fair value of the Group’s financial instruments, including cash, term deposit, restricted cash, accounts receivable, advance to suppliers, accounts payable and short-term borrowings, approximates their carrying value as of September 30, 2011 and December 31, 2010 due to their short-term nature. The fair value of long-term accounts receivable approximates carrying value, because long-term accounts receivable are recorded at net present value upon recognition and amortized using an effective interest rate method, which approximated the prevailing market interest rate as of the reporting dates.

4.	ACCOUNTS RECEIVABLE

The Group’s accounts receivable as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010

Unbilled receivable	$23,514,198	$32,764,395
Billed receivable	16,464,681	$25,685,643
	39,978,879	58,450,038
Less: bad debt provision	2,498,215	267,423
	$37,480,664	$58,182,615

Unbilled receivable represents amounts earned under sales contracts but not billable at the respective balance sheet dates. These amounts become billable according to the contract terms. The Group recorded bad debt provision of US$2,498,215 and nil for the nine months ended September 30, 2011 and 2010, respectively.

In the second quarter of 2011, one of the Group's customers underwent a change in control. The new controlling shareholder, which is an existing customer of the group, requested and was granted on May 28, 2011, a concession of the accounts receivable in the amount of US$3,991,339 (RMB26.7 million). As a result, the Group wrote off the accounts receivable in the amount of US$3,991,339 and recorded this as general and administrative expenses in the unaudited condensed consolidated statement of operation for the nine months ended September 30, 2011, whereas nil of wrote-off of the accounts receivable was incurred for the three months ended September 30, 2011.
In the third quarter of 2011, after a renegotiation with another customer, the Group granted a concession of accounts receivable in the amount of US$559,425, which was recorded in the general and administrative expenses.

As of September 30, 2011, US$10,816,470 (RMB70,000,000) accounts receivable has been pledged as collateral for a loan facility with the same amount obtained from a PRC bank (Note 7).

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

5.	INVENTORIES

The Group’s inventories at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010

Raw materials	$2,847,074	$2,116,022
Work in progress	503,058	-
	$3,350,132	$2,116,022

6.	AMOUNT DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTION

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

Related Party	Nature of the party	Relationship with the Group

Wuhan Guoce Science & Technology Corp. ("GC-Tech")	Electric power equipment manufacturer	Controlled by HouTiexin (Controlling shareholder of the Group)

Wuhan Guoce Electricity Investment Co., LTD. ("Guoce Electricity Investment")	Investment and management company	Controlled by HouTiexin (Controlling shareholder of the Group)

Join Right Management Limited ("Join Right")	Investment and management company	Controlled by HouTiexin (Controlling shareholder of the Group)

Wuhan Sanlian Water & Electricity Control Equipment Co., Ltd. ("Wuhan Sanlian")	Electric control equipment manufacturer	Controlled by Xu Jiarong (Director of the Group)

Wuhan Mita-Sanlian New Energy Technology Co., Ltd ("Wuhan Mita-Sanlian")	Control system manufacturer	Equity investee of the Group

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

6.	AMOUNT DUE FROM (TO) RELATED PARTIES AND RELATED PARTY TRANSACTION (CONTINUED)

	Amount Due From Related Parties
	September 30, 2011	December 31, 2010

GC-Tech	$756,155	$3,453,918
Guoce Electricity Investment	793,380	1,213,228
Wuhan Sanlian	22,030
Wuhan Mita-Sanlian	46,931
Join Right	10,000
Amounts due from related parties	$1,628,496	$4,667,146

	Amount Due to Related Parties
	September 30, 2011	December 31, 2010

GC-Tech	$1,708,560	$-
Join Right	183,000	173,000
Wuhan Mita-Sanlian	20,136	104,264
Wuhan Sanlian	48,786	453,029
Amounts due to related parties	$1,960,482	$730,293

The Group had US$756,155 and US$3,453,918 due from GC-Tech as of September 30, 2011 and December 31, 2010, respectively. The amount of US$756,155 as of September 30, 2011 represented 1) prepayment of US$194,236 to GC-Tech who imported raw materials from overseas on behalf of the Group and 2) short-term lending and related interest receivable of US$561,919 which is due on demand. Average interest rate of the related party lending is 6.14% for the nine months ended September 30, 2011, which benchmarks to the one year borrowing rate for bank loans from People’s Bank of China.

The Group had US$793,380 and US$1,213,228 due from Guoce Electricity Investment as of September 30, 2011 and December 31, 2010, respectively. The amount of US$793,380 as of September 30, 2011 represented other receivables of US$31,472 and a short-term lending and related interest receivable of US$761,908 which is due on demand. Average interest rate of the related party lending is 6.14% for the nine months ended September 30, 2011, which benchmarks to the one year borrowing rate for bank loans from People’s Bank of China.

The Group had US$1,708,560 and nil due to GC-Tech as of September 30, 2011 and December 31, 2010, respectively.  The amount of US$1,708,560 as of September 30, 2011 represented a short-term borrowing with a stated due date in June 2012. Average interest rate of the related party lending is 6.14% for the Nine months ended September 30, 2011, which benchmarks to the one year borrowing rate for bank loans from People’s Bank of China.

The Group had short-term borrowing from Join Right in the amount of US$183,000 and US$173,000 as of September 30, 2011 and December 31, 2010 respectively. Such borrowing does not bear any interest and is payable upon demand.

The Group had US$20,136 and US$104,264 due to Wuhan Mita-Sanlian as of September 30, 2011 and December 31, 2010, respectively. The amounts represented the accounts payable to Wuhan Mita-Sanlian for purchase of raw materials.

The Group had US$48,786 and US$453,029 due to Wuhan Sanlian as of September 30, 2011 and December 31, 2010, respectively.  The amounts represented the short-term borrowings from Wuhan Sanlian. The borrowings do not bear any interest and are payable upon demand.

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

On June 24, 2011, the Group repaid the first tranche of the loan in the amount of US$9,164,280 (RMB60,000,000) at maturity, then drew down the revolving loan facility in the amount of US$4,635,630 (RMB30,000,000) simultaneously with a fixed annual interest rate of 7.89%. The loan facility granted to the Group from the same PRC bank for procuring raw materials was changed to US$10,816,470 (RMB70,000,000) in June 2011, which was guaranteed by GC-Tech and four shareholders of the Company, and collateralized by the same amount of the Group’s accounts receivable as well as a related party's interest in 5 million shares of Wuhan HuaZhong Numerical Control Co., Ltd (A listed company in Growth Enterprise Market in China: 300161). The loan contains certain financial covenants, requiring the debt-to-asset ratio of the borrower, which is GC Nordic, not to exceed certain percentage for the duration of the loan.  As of December 31, 2010 and September 30, 2011, the Group was in compliance with all the covenant requirements under this loan agreement. On September 30, 2011, US$1,545,210 (RMB10,000,000) was available under the loan facility for future borrowing.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2011	December 31, 2010

Payroll and bonus payable	$35,851	$68,930
Warranty accrual	159,577	243,917
Freight accrual	218,567	604,266
Value-added taxes payable	4,963,680	6,394,882
Other taxes payable	630,551	569,286
Others	835,244	335,317
	$6,843,470	$8,216,598

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)

9.	WARRANTS

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

In March 2011, the Company granted 260,000 shares of warrants in total (“Warrant III”) to two consulting companies as compensation for financial and public relations services. The warrants have an exercise price of US$1.05 per share and were exercisable any time up to August 17, 2014.  There is no performance commitment associated with these warrants, therefore the warrants were fully vested upon issuance and the fair value of the warrants on the measurement date in the amount of US$23,759 was recorded as general and administrative expenses in the nine months ended September 30, 2011.  The warrants were accounted for as equity instruments, the fair value of which was estimated using Black-Scholes model based on the following significant assumptions:

Expected volatility	59.41%
Expected dividend yield	-
Expected term (in years)	3.4
Risk-free interest rate	1.18%

None of the above warrants had been exercised as of September 30, 2011.

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

The actual effective tax rate for the nine months ended September 30, 2011 and the same period in 2010 are 11.29% and 27.97%, respectively. Effective from January 1, 2010, GC Nordic is entitled to enjoy a 15% preferential tax rate as a High and New Technology Enterprise (“HNTE”).  Such title of HNTE was not obtained until the fourth quarter of 2010, therefore the decrease of effective tax rate for the nine months ended September 30, 2011 is mainly attributable to this tax holiday.

GC China Turbine Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts expressed in US dollars, except share data)
11.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended		Nine Month Ended
	September 30,		September 30,

	2011	2010	2011	2010
Net income (loss) attribute to GC China Turbine Corp. shareholders-basic	$2,277,887	$(63,838)	$(10,230,988)	$3,461,414
Less: Amortization of premium for convertible promissory note	-		-	50,500
Gain from change in fair value of the warrant liability	-		-	807,154
Net income (loss) attribute to GC China Turbine Corp. shareholders- diluted	$2,277,887	$(63,838)	$(10,230,988)	$2,603,760
Weighted average common shares outstanding-basic	59,470,015	59,470,015	59,470,015	59,173,312
Warrants			482,746
Convertible promissory notes	-		-	296,703
Weighted average common shares outstanding-diluted	59,470,015	59,470,015	59,470,015	59,952,761
Earnings (loss) per share-basic	$(0.03)	$(0.00)	$(0.17)	$0.06
Earnings (loss) per share-diluted	$(0.03)	$(0.00)	$(0.17)	$0.04

There are 1,460,000 warrants excluded from the computation of diluted earnings per share for the nine months ended September 30, 2011 because their effects would be anti-dilutive. There are no anti-dilutive instruments excluded from the computation of diluted earnings per share for the nine months ended September 30, 2010.

12.	CONTINGENCY

Since early 2011, in accordance with the requirements of the PRC's State Electricity Regulatory Commission ("SERC"), wind turbines shall gradually be equipped with the Low Voltage Ride Through (“LVRT”) function. Pursuant to relevant SERC guidance policy about the LVRT function implementation, Management expects to complete the upgrade of the LVRT function by the end of June, 2012. According to the revised Jilin Fengshen project contract entered into between the Company and a customer on May 28, 2011, the Company will bear the potential cost relating to LVRT implementation. We have developed a theoretical technological resolution of LVRT for our current 1.0 MW wind turbines that previously did not have such LVRT functionality that we had sold to customers, however, at this stage, the Company is still in the process of negotiation with relevant Chinese technology and research institutions and clients to work out a practical and specific solution, which resulted in the impossibility in making a reasonable estimate of relevant potential costs relating to the upgrade of LVRT function in the financial statements for the three month and nine month periods ended September 30, 2011.

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

Since early 2011, in accordance with the requirements of the PRC's State Electricity Regulatory Commission ("SERC"), wind turbines shall gradually be equipped with the Low Voltage Ride Through (“LVRT”) function and larger unit power for the construction of wind power farms. LVRT refers to the ability of wind turbines to maintain continuous operation during and after abrupt voltage dips, which allows the power grid to be adjusted more quickly, thereby improving the overall safety and stability of the grid. The LVRT requirement was enacted due to many instances of wind turbines getting disconnected from the power grid in China, involving more than 1,300 wind turbines. Our 1.1 megawatt (“MW”) wind turbine products have the LVRT function and through our efforts, we have developed a technological resolution of LVRT for our current 1.0 MW wind turbines that previously did not have such LVRT functionality that we had sold to customers. However, the SERC requirement for larger unit power led to little market demand for our current 1.0 MW and 1.1 MW wind turbines. Therefore, we were unable to complete any sales during the nine months ended September 30, 2011.

Due to these challenges in selling our 1.0 MW and 1.1 MW wind turbines in China during 2011, we have endeavored to search for potential customers for these products in other countries, although the market situation is challenging and difficult. In addition, we have focused more effort on the construction of the Taonan Guoce factory (located in Jinlin province, northeastern China) in 2011. Due to the adverse impact of climate and winter weather of northeastern China, we expect that the steel construction engineering project for the factory would be completed by the end of 2011, while the factory would be operational by the end of June 2012. Moreover, we have made more efforts and conducted additional diligence on the research and development of a 2.5 MW wind turbine prototype design (including general assembly drawings, installation drawings, and parts drawings), which is expected to be completed and pass expert examination by the end of 2011. We expect that procurement contracts for the prototype parts will be signed and purchase of parts will commence in early 2012, and that the turbine prototype would be produced by August of 2012 and be installed for testing by September 2012. We believe that our planned 2.5MW wind turbines will promote our competitiveness and expand our domestic and overseas markets for the next several years, as they are being designed to meet the trends of domestic and overseas wind turbine development and have several advantageous functions. Although the development of 2.5 MW wind turbines is still in process at this stage, we have commenced negotiations with potential customers about sales contracts for our future 2.5 MW wind turbine products and expect to enter into certain sales contracts by early 2012. Additionally, management has focused on taking effective measures to strengthen the collection of accounts receivable, which led to the collection of about US$8.8 million in the third quarter of 2011, in addition to the collection of US$ 6.3 million during the first six months of 2011.

History

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 30, 2009, we completed reverse acquisition transaction through a voluntary share exchange agreement (“Exchange Agreement”) with Luckcharm, GC Nordic and Golden Wind Holdings Limited, a company incorporated in the British Virgin Islands and the parent entity of Luckcharm (“Golden Wind”). As a result of the reverse acquisition, Luckcharm became our wholly-owned subsidiary, and we acquired the business and operations of GC Nordic. At the closing of the reverse acquisition, we issued 32,383,808 shares of our common stock to Golden Wind, in exchange for 100% of the issued and outstanding capital stock of Luckcharm and US$10,000,000 in previously issued convertible promissory notes were converted into 12,500,000 shares of our common stock. Our acquisition of Luckcharm pursuant to the share exchange agreement was accounted for as a reverse acquisition wherein Luckcharm is considered the acquirer for accounting and financial reporting purposes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Three Month Periods Ended September 30, 2011 and September 30, 2010

Revenues

Sales for the three months ended September 30, 2011 were nil compared to US$4,085,675 for the three months ended September 30, 2010. No wind turbines were sold in the third quarter of 2011 while 7 wind turbines were sold in the third quarter of 2010.

In accordance with the requirements of the PRC's State Electricity Regulatory Commission ("SERC"), wind turbines shall gradually be equipped with the function of Low Voltage Ride Through (“LVRT”) and larger unit power beginning in 2011. LVRT refers to the ability of wind turbines to maintain continuous operation during and after abrupt voltage dips, which allows the power grid to be adjusted more quickly, thereby improving the overall safety and stability of the grid. These two requirements have been gradually adopted by grid companies in some countries, including Germany and Denmark. Our current 1.0MW wind turbine does not meet the LVRT requirements, however, during the second quarter of 2011, we developed a technological resolution to retrofit our 1.0 MW wind turbines to meet the LVRT requirements, but such technology is expected to attain the endorsement of relevant China electric power research institute and China power grid by the end of 2011. Accordingly, our customers may continue to utilize the 1.0 MW wind turbines which we previously sold. Our 1.1 MW wind turbines have LVRT functionality. However, the SERC requirement for larger unit power led to little market demand for our current 1.0 MW and 1.1 MW wind turbines. Therefore, we were unable to complete any sales during the three months ended September 30, 2011.

Due to these challenges in selling our 1.0 MW and 1.1 MW wind turbines in China during 2011, we have endeavored to search for potential customers for these products in other countries, although the market situation is challenging and difficult. In addition, we have focused more effort on the construction of the Taonan Guoce factory (located in Jinlin province, northeastern China) in 2011. Due to the adverse impact of climate and winter weather of northeastern China, we expect that the steel construction engineering project for the factory would be completed by the end of 2011, while the factory would be operational by the end of June 2012. Moreover, we have made more efforts and conducted additional diligence on the research and development of a 2.5 MW wind turbine prototype design (including general assembly drawings, installation drawings, and parts drawings) , which is expected to be completed and pass expert examination by the end of 2011. We expect that procurement contracts for the prototype parts will be signed and purchase of parts will be launched in early 2012, and that the turbine prototype would be produced by August of 2012 and be installed for testing by September 2012. We believe that our planned 2.5MW wind turbines will promote our competitiveness and expand our domestic and overseas markets for the next several years, as they are being designed to meet the trends of domestic and overseas wind turbine development and have several advantageous functions. Although the development of 2.5 MW wind turbines is still in process at this stage, we have commenced negotiations with potential customers about sales contracts for our future 2.5 MW wind turbine products and expect to enter into certain sales contracts by early 2012. However, until we complete the development of our 2.5MW wind turbines and introduce them into the market, we expect that the sales difficulties for 1.0MW and 1.1 MW wind turbines in our domestic market will continue.

Cost of sales and gross profit margin

Total cost of sales for the three months ended September 30, 2011 was nil, a decrease from US$3,092,019 for the three months ended September 30, 2010 and attributable to our lack of wind turbine sales in the third quarter of 2011.

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.

	Three Months Ended September 30,
	2011		2010
	(in $, except for percentages)
Revenues	$-	-%	$4,085,675	100.00%
Raw materials	-	-%	2,801,278	68.57%
Labor	-	-%	12,795	0.31%
Other and Overhead	-	-%	277,946	6.80%
Total Cost of Sales	-	-%	3,092,019	75.68%
Gross Profit	$-	-%	$993,656	24.32%

No revenue has been generated in the third quarter of 2011. Therefore the cost and gross margin are zero.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Three Month Periods Ended September 30, 2011 and September 30, 2010 (continued)

Operating expenses

Selling and marketing expenses for the three months ended September 30, 2011 decreased by US$511,906 from US$644,313 for the three months ended September 30, 2010 to US$132,407, due to the control of expenses including travelling expenses, marketing expenses, office supplies and other expenses during the current challenging period.

Research and development expenses were US$385,230 for the three months ended September 30, 2011 compared to US$256,551 for the three months ended September 30, 2010. We incorporated Guoce Nordic AB and GC Windpower AB in Sweden, which are engaged in 1.1MW, 2.5MW and 3.0MW wind turbine research. The increase was primarily attributable to the research and development activities of the 1.1MW and 2.5MW wind turbines during the third quarter of 2011.

General and administrative expenses increased by US$1,150,349 from US$475,243 for the three months ended September 30, 2010 to US$1,625,592 for the three months ended September 30, 2011. This was mainly due to the provision expenses for the accounts receivable while no such expenses were incurred for the same period last year.

Interest expense

Interest expense was US$147,059 for the three months ended September 30, 2011 compared to US$122,088 for the three months ended September 30, 2010.  The increase of interest expense was mainly due to the short-term bank borrowings drawn down in late September 2011 and November 2010.

Interest income

Interest income was US$231,000 for the three months ended September 30, 2011 compared to US$135,084 for the three months ended September 30, 2010.  The increase was primarily due to the interest income earned from short-term loans to related parties, and the amortization for the difference between long-term accounts receivable’s present value and face amount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Three Month Periods Ended September 30, 2011 and September 30, 2010 (continued)

Gain from change in fair value of warrant liability

We recorded a gain on fair value change of US$335,746 of the warrant liability for the three months ended September 30, 2010. In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, we granted warrants to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares. We recorded the fair value of the warrants of US$1,332,881 on day one as warrant liability in the consolidated balance sheets as the warrants do not qualify for equity classification under US GAAP. The warrant liability was re-measured at fair value of US$460,234 and US$795,980 as of September 30, 2010 and June 30, 2010, respectively. The fair value change of US$335,746 was recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the three months ended September 30, 2010. The warrant liability was reclassified into equity on January 1, 2011 and therefore, there was no fair value change for the three months ended September 30, 2011.

Provision (benefit) for income tax

Income tax benefit for the three months ended September 30, 2011 was US$95,882 compared to income tax provision of US$64,950 for the three months ended September 30, 2010. The effective tax rates for the three months ended September 30, 2011 and 2010 are 4.6% and 26.8%, respectively. Effective January 1, 2010, GC Nordic is entitled to enjoy a 15% preferential tax rate as a High and New Technology Enterprise (“HNTE”).  Such title of HNTE was not obtained until the fourth quarter of 2010, therefore the decrease of effective tax rate for the three months ended September 30, 2011 is mainly attributable to this tax holiday.

Net income (loss) attributable to shareholders

Net loss attributable to shareholders for the three months ended September 30, 2011 was US$2,277,887 by a decrease of US$2,214,019 from net income attributable to shareholders of US$63,868 for the three months ended September 30, 2010. This is mainly due to no revenue being generated, bad debt expenses and the doubtful debt provision expenses for the three months ended September 30, 2011.

Comparison of Nine Month Periods Ended September 30, 2011 and September 30, 2010

Revenues

Sales for the nine months ended September 30, 2011 were nil compared to US$27,144,543 for the nine months ended September 30, 2010. No wind turbines were sold in the first nine months of 2011 while 47 wind turbines were sold in the first nine months of 2010.

In accordance with the requirements of the PRC's State Electricity Regulatory Commission ("SERC"), wind turbines shall gradually be equipped with the function of Low Voltage Ride Through (“LVRT”) and larger unit power beginning in 2011. LVRT refers to the ability of wind turbines to maintain continuous operation during and after abrupt voltage dips, which allows the power grid to be adjusted more quickly, thereby improving the overall safety and stability of the grid. These two requirements have been gradually adopted by grid companies in some countries, including Germany and Denmark. Our current 1.0MW wind turbine does not meet the LVRT requirements, however, during the second quarter of 2011, we developed a technological resolution to retrofit our current 1.0 MW wind turbines to meet the LVRT requirements. Accordingly, our customers may continue to utilize the 1.0 MW wind turbines which we previously sold. Our 1.1 MW wind turbines have LVRT functionality. However, the SERC requirement for larger unit power led to little market demand for our current 1.0 MW and 1.1 MW wind turbines. Therefore, we were unable to complete any sales during the nine months ended September 30, 2011.

Due to these challenges in selling our 1.0 MW and 1.1 MW wind turbines in China during 2011, we have endeavored to search for potential customers for these products in other countries, although the market situation is challenging and difficult. In addition, we have focused more effort on the construction of the Taonan Guoce factory (located in Jinlin province, northeastern China) in 2011. Due to the adverse impact of climate and winter weather of northeastern China, we expect that the steel construction engineering project for the factory would be completed by the end of 2011, while the factory would be operational by the end of June 2012. Moreover, we have made more effort and conducted additional diligence on the research and development of a 2.5 MW wind turbine prototype design (including general assembly drawings, installation drawings, and parts drawings) , which is expected to be completed and pass expert examination by the end of 2011. We expect that procurement contracts for the prototype parts will be signed and purchase of parts will be launched in early 2012, and that the turbine prototype would be produced by August of 2012 and be installed for testing by September 2012. We believe that our planned 2.5MW wind turbines will promote our competitiveness and expand our domestic and overseas markets for the next several years, as they are being designed to meet the trends of domestic and overseas wind turbine development and have several advantageous functions. Although the development of 2.5 MW wind turbines is still in process at this stage, we have commenced negotiations with potential customers about sales contracts for our future 2.5 MW wind turbine products and expect to enter into certain sales contracts by early 2012. However, until we complete the development of our 2.5MW wind turbines and introduce them into the market, we expect that the sales difficulties for 1.0MW and 1.1 MW wind turbines in our domestic market will continue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Nine Month Periods Ended September 30, 2011 and September 30, 2010 (continued)

Cost of sales and gross profit margin

Total cost of sales for the nine months ended September 30, 2011 was nil as compared to that of US$20,441,050 for the nine months ended September 30, 2010, and attributable to our lack of wind turbine sales in the first nine months of 2011.

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.

	Nine Months Ended September 30,
	2011		2010
	(in US$, except for percentages)

Revenues	$-	-%	$27,144,543	100.00%
Raw materials	-	-%	18,407,076	67.81%
Labor	-	-%	131,825	0.48%
Other and Overhead	-	-%	1,902,149	7.01%
Total Cost of Sales	-	-%	20,441,050	75.30%
Gross Profit	$-	-%	$6,703,493	24.70%

Operating expenses

Selling and marketing expenses for the nine months ended September 30, 2011 decreased by US$175,870 from US$778,468 for the nine months ended September 30, 2010 to US$602,598, due to the control of expenses including travelling expenses, marketing expenses, office supplies and other expenses during the current challenging period.

Research and development expenses were US$1,376,696 for the nine months ended September 30, 2011 compared to US$595,825 for the nine months ended September 30, 2010. We incorporated Guoce Nordic AB and GC Windpower AB in Sweden, which are engaged in 1.1MW, 2.5MW and 3.0MW wind turbines research. The increase was primarily attributable to the research and development activities of the 1.1MW and 2.5MW wind turbines during the nine months ended September 30, 2011.

General and administrative expenses increased by US$6,690,157 from US$1,530,934 for the nine months ended September 30, 2010 to US$8,221,091 for the nine months ended September 30, 2011. This was mainly due to the write-off of accounts receivable equivalents of approximately US$4.6 million in the nine months ended September 30, 2011 compared to nil for the nine months ended September 30, 2010. Based on the sales contract of about US$38 million (RMB247.5 million) for 50 wind turbines entered into between the Group and a customer named Guoneng Fengshen on February 9, 2010, the Group delivered 50 wind turbines to Guoneng Fengshen as at December 31, 2010 and recognized the related revenue. These 50 wind turbines were slated for installation at the first phase of a new wind farm project undertaken by Jilin Fengshen, a wholly-owned subsidiary of Guoneng Fengshen who is in charge of running the wind farm. In 2011, a reputable large state-owned enterprise in PRC, acquired 51% equity interest of Jilin Fengshen from Guoneng Fengshen and became the controlling shareholder of Jilin Fengshen (the "Restructuring"). The Restructuring was completed during the second quarter of 2011. Subsequently, Jilin Fengshen requested and reached an amendment of the sales contract with the Group to renegotiate the contract value of the delivered turbines on May 28, 2011. Under the amendment, the Group agreed to grant a discount of US$4 million (RMB26.7 million) to Jilin Fengshen. The discount is considered a concession of the outstanding receivable. As a result, the Group wrote off the receivable of US$4 million (RMB26.7 million) as the effect of the discount and recorded it as operating expenses in the unaudited condensed consolidated statement of operation for the nine months September 30, 2011. The other major contribution to the increase of these expenses is the increase in respect of the provision expenses of approximately US$1 million for the accounts receivable as compared to that of the same period last year.  In the third quarter of 2011, after a renegotiation with another customer, the Group granted a concession of accounts receivable in the amount of US$0.6 million, which was recorded in the general and administrative expenses.

Loss on disposal of property, plant and equipment was US$1,392,838 for the nine months ended September 30, 2011. In April 2011, the Group reached an agreement with the local PRC government to relocate its principal executive office and manufacturing facility to another place offered by the government. The main purpose of the relocation was to improve its working environment. As a result of the relocation, certain equipments that are affixed to the building were abandoned, whose carrying value was US$1,392,838.

Other operating income increased by US$267,585 from US$23,534 for the nine months ended September 30, 2010 to US$291,119 for the nine months ended September 30, 2011. This was mainly due to the increase in unrestricted government subsidies from a local PRC government agency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of nine Month Periods Ended September 30, 2011 and September 30, 2010 (continued)

Interest expense

Interest expense was US$606,860 for the nine months ended September 30, 2011 compared to US$148,778 for the nine months ended September 30, 2010. The increase of interest expense was mainly due to the short-term bank borrowings drawn down in late June 2011 and November 2010.

Interest income

Interest income was US$537,095 for the nine months ended September 30, 2011 compared to US$204,380 for the nine months ended September 30, 2010. The increase was primarily due to the interest income earned from short-term loans to related parties, and the amortization for the difference between long-term accounts receivables’ present value and face amount.

Gain from change in fair value of warrant liability

We recorded a gain on fair value change of US$471,408 of the warrant liability for the nine months ended September 30, 2010. In conjunction with the private placement offering of 6,400,000 common shares on October 30, 2009, we granted warrants to each investor in an amount equal to 10% of purchased common shares, or a total of 640,000 shares. We recorded the fair value of the warrants of US$1,332,881 on day one as warrant liability in the consolidated balance sheets as the warrants do not qualify for equity classification under US GAAP. The warrant liability was re-measured at fair value of US$460,234 and US$1,267,388 as of September 30, 2010 and December 31, 2009, respectively. The fair value change of US$471,408 was recorded as gain on change in fair value of warrant liability in the consolidated statements of operations for the nine months ended September 30, 2010. The warrant liability was reclassified into equity on January 1, 2011 and therefore, there was no fair value change for the nine months ended September 30, 2011.

Provision (benefit) for income tax

Income tax benefit for the nine months ended September 30, 2011 was US$1,288,610 compared to income tax provision of US$1,311,034 for the nine months ended September 30, 2010. The effective tax rates for the nine months ended September 30, 2011 and 2010 are 11.3% and 27.97%, respectively. Effective January 1, 2010, GC Nordic is entitled to enjoy a 15% preferential tax rate as a High and New Technology Enterprise (“HNTE”). Such title of HNTE was not obtained until the fourth quarter of 2010, therefore the decrease of effective tax rate for the nine months ended September 30, 2011 is mainly attributable to this tax holiday.

Net income attributable to shareholders

Net loss attributable to shareholders for the nine months ended September 30, 2011 was US$10,230,988 by a decrease of US$13,692,402 from net income attributable to shareholders of US$3,461,414 for the nine months ended September 30, 2010. This is mainly due to no revenue being generated, bad debt expenses and the write-off of accounts receivable, as well as the disposal of some property and equipment for the nine months ended September 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of US$8,383,489, other current assets of US$46,428,802 and current liabilities of US$39,670,030. Other current assets included US$377,716 restricted cash used as security against bank drafts which are used as short-term instruments to reduce financing cost. As of September 30, 2011, our accounts receivable consisted of billed receivable of US$16,464,681 and unbilled receivable of US$23,514,198, net of bad debt provision of $2,498,215. As of the date of this Report, we collected US$16,096,432 billed receivable from customers during the nine months ended September 30, 2011.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes, such as reduce previous years’ loss and increase the capital of the subsidiaries, and are not transferable to us in the form of loans, advances or cash dividends. As of September 30, 2011, the amount of our restricted net assets was US$17,776,327. This represents the registered capital of our PRC subsidiaries. In accordance with Section 209 of China’s Company Law, the founding shareholders of the company are restricted to withdraw such registered capital; otherwise, it will be deemed an offence and we would be subject to paying a penalty.

Our cash needs are primarily for working capital to support our operations, the purchase of raw materials related to our production and designing our wind turbines to comply with the PRC’s recently enacted LVRT requirements. We presently finance our operations through collection of accounts receivable, short-term bank borrowings and related party borrowings.  Based on our forecasted cash flows requirements, we believe that our existing capital resources are sufficient to meet our current obligations and operating requirements, but will not be sufficient to meet our more aggressive growth plans and that we will need to raise additional capital based on actual conditions. We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us. Our ability to raise capital is subject to approval by our existing investors, New Margin Growth Fund L.P. (“New Margin”), Ceyuan Ventures II, L.P. (“CV”) and Ceyuan Ventures Advisors Fund II, LLC (“CV Advisors”) pursuant to an investor rights agreement. As such, we may not be able to accept certain available financing offers if we do not receive the approval of New Margin, CV and CV Advisors. If we are unable to reach an agreement with New Margin, CV and CV Advisors regarding future financing opportunities, that could adversely affect our ability to meet our business objectives.

Our liquidity could be further impacted by external factors such as any significant increase in the market price of electricity or raw materials like steel and copper and changes in regulations. Each or a combination of such factors may result in lower sales, increased expenses and costs and result in lower profitability and negative cash flows, thus reducing our liquidity.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 was US$4,412,283 compared with net cash used in operating activities of US$7,603,998 for the nine months ended September 30, 2010. We collected US$15,894,429 of accounts receivable from products sold in the previous year. No wind turbines were delivered in the nine months ended September 30, 2011, which resulted in the tax benefit and decreased income tax payable in the amount of US$1,288,504. The sales contracts of our Company are consistent with the market practice on payment terms within the wind power equipment manufacturing industry, which include payments upon signing, progress payments, delivery payments, pre-acceptance payments, and guarantee payments. Our liquidity may be impacted by the timely collection of accounts receivable, but the effect will be partially mitigated by the pertinent management on the payments of accounts payable. We purchased some raw materials for future production and prototype test of the wind turbines, which decreased accounts payable in amount of US$147,177, increased inventories in amount of US$1,121,313, and increased other current liabilities in amount of US$4,412,283, attributable to VAT payable. Notes payable increased by US$567,127, mainly due to the maturity of commercial acceptance notes issued in 2011. In the nine months ended September 30, 2011, US$147,177 was used to settle accounts payable with vendors and acquire certain spare parts, US$1,084,242 was paid for staff compensation and social welfare, US$3,280,100 in other operating expenses, and US$15,894,429 was received from our customers, government subsidy in the amount of US$291,119 was received from a local government agency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows from Investing Activities

Net cash provided by investing activities was US$2,412,119 for the nine months ended September 30, 2011, compared with net cash used in investing activities of US$4,202,354 for the nine months ended September 30, 2010. This increase in cash provided by investing activities was primarily due to the decrease in restricted cash of US$2,234,027, collection of nine months term deposit of US$1,078,782 when due, collection of US$462,335 from related parties and collection of US$120,797 from a third party during the first six months of 2011, and offset by purchase of equipment and intangible assets of US$1,467,029.

Cash Flows from Financing Activities

Net cash used by financing activities was US$441,476 for the nine months ended September 30, 2011 representing a decrease of US$9,568,216 compared with US$9,126,740 in financing activities for the nine months ended September 30, 2010. This was mainly due to the repayment of a loan of US$9,246,705 and repayment of short-term borrowings to related parties of US$7,378,910, offset by additional borrowings of US$4,623,351 from a local bank and borrowings of US$11,560,788 from related parties during the nine months ended September 30, 2011.

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

On June 24, 2011, the Group repaid the first tranche of the loan in the amount of US$9,164,280 (RMB60,000,000) at maturity, then drew down the revolving loan facility in the amount of US$4,635,630 (RMB30,000,000) simultaneously with a fixed annual interest rate of 7.89%. The loan facility granted to the Group from the same PRC bank for procuring raw materials was changed to US$ US$10,816,470 (RMB70,000,000) in June 2011, which was guaranteed by GC-Tech and four shareholders of the Company, and collateralized by the same amount of the Group’s accounts receivable as well as a related party's interest in 5 million shares of Wuhan HuaZhong Numerical Control Co., Ltd (a listed company in the Growth Enterprise Market in China: 300161). The loan contains certain financial covenants, requiring the debt-to-asset ratio of the borrower, which is GC Nordic, not to exceed a certain percentage for the duration of the loan. As of December 31, 2010 and September 30, 2011, the Group was in compliance with all the covenant requirements under this loan agreement. On September 30, 2011, US$1,545,210 (RMB10,000,000) was available under the loan facility for future borrowing.

Off-Balance Sheet Arrangements

As of September 30, 2011, we do not have any outstanding guarantees. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Interest Rates. We did not experience any material changes in interest rate exposures during 2008, 2009 and 2010. Hence, the effect of the fluctuations of the interest rates is considered minimal to our business operations. Based upon economic conditions and leading market indicators at September 30, 2011, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

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

Considering the RMB balance of our cash as of September 30, 2011, which amounted to US$8,383,489, a 1.0% change in the exchange rates between the RMB and the U.S. dollar would result in an increase or decrease of approximately US$83,835 of the balance.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of September 30, 2011 pursuant to Exchange Act Rule 13a-15. We have recruited some dedicated resources and experienced personnel involved in reviewing and designing internal controls, and have achieved a better level of segregation of duties relative to key financial reporting functions. However, based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. The material weakness includes the following:

i.
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

We are currently reviewing our disclosure controls and procedures related to this material weakness and expect to implement changes in the near term, including appointing an audit committee comprised of independent directors and identifying an audit committee financial expert, such actions all in an attempt to potentially mitigate the foregoing material weakness.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2011, we have taken the following steps to address our prior material weaknesses: we have added additional personnel with experience to properly analyze and record complex transactions in accordance with U.S. GAAP; we have dedicated additional resources and experienced personnel to review and design our internal controls; we have attained an optimal level of segregation of duties relative to key financial reporting functions; and we have performed an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions in our internal control over financial reporting.

Other than as noted above, there were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

GC CHINA TURBINE CORP.

Date: November 21, 2011	/s/ Qi Na
Name: Qi Na
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 21, 2011	/s/ Chen Guijun
Name: Chen Guijun
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)